Form 10-Q
period 2009-03-31
NET TALK.COM, INC.
filed 2009-07-02
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-53668

NET TALK.COM, INC.
(Exact name of Registrant as specified in its charter)

Florida	20-4830633
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1100 NW 163 Drive, Miami, FL	33169
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  (305) 621-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [√]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [√]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ]       Accelerated Filer  [  ]       Non-accelerated filer   [  ]       Smaller reporting company   [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [√]

The Registrant had 9,749,800 shares of Common Stock, par value $0.001 per share, outstanding as of June 25, 2009.

Nettalk.com, Inc.

Part I - Financial Information

Forward Looking Statements

Certain statements contained in this report on Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “ seek, ” “ anticipate, ” “ believe, ” “ estimate, ” “ expect, ” “ intend, ” “ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue, ” “ may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

•	whether or not a market for our products and services develop and, if a market develops, the pace at which it develops;
•	our ability to successfully sell our products and services if a market develops;
•	our ability to attract the qualified personnel to implement our growth strategies;
•	our ability to develop sales and marketing capabilities;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•
changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in the sections of this prospectus, including the section captioned “Plan of Operation”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this prospectus, as well as other public reports filed with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

Part 1 – Financial Information

Item 1. Financial Statements
NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheets

	March 31,	September 30,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$485,573	$342,793
Prepaid advertising	350,000	-
Total current assets	835,573	342,793

Telecommunication equipment and other property, net	695,866	749,767
Intangible assets, net	757,729	832,743
Deferred financing costs and other assets	196,716	23,730

Total assets	$2,485,884	$1,949,033

Liabilities and Stockholders' Deficit:
Accounts payable	$36,908	$13,753
Accrued expenses	67,000	10,000
Total current liabilities	103,908	23,753

Senior secured convertible debentures ($2,600,000 face value)	1,956,036	1,520,415
Derivative liabilities	767,920	563,400

Total liabilities	2,827,864	2,107,568

Stockholders' deficit:
Preferred stock $.001 par value, 10,000,000 shares	-	-
authorized, none designated or issued
Common stock, $.001 par value, 300,000,000 shares	8,750	8,750
authorized, 8,749,800 issued and outstanding
Common stock yet to be issued	250,000	-
Additional paid in surplus	2,684,275	2,337,475
Stockholders' deficit	(3,285,005)	(2,504,760)
Total stockholders' deficit	(341,980)	(158,535)

Total liabilities and stockholders' deficit	$2,485,884	$1,949,033

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Statements of Operations
Unaudited

			For the Period
			From Inception
	Three Months Ended		(May 1, 2006)
	March 31,		Through
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Compensation and benefits	$167,599	$-	$1,801,300
Professional fees	20,058	-	698,925
Depreciation and amortization	66,835	-	148,184
Research and development	23,870		111,997
General and administrative expenses	82,025	-	196,453
Total operating expenses	360,387	-	2,956,859

Loss from continuing operations	(360,387)	-	(2,956,859)

Other income and (expenses):
Interest expense	(118,423)	-	(191,088)
Derivative income	103,714	-	157,114
Interest income	3,430	-	6,520
	(11,279)	-	(27,454)

Loss from continuing operations before income taxes	(371,666)	-	(2,984,313)

Benefit for income taxes	-	-	8,033

Loss from continuing operations	(371,666)	-	(2,976,280)

Discontinued operations
Income (loss) from discontinued operations
(including gain on disposal of equipment of
$168,083 in 2008)	-	(1,509)	(308,725)

Net income (loss)	$(371,666)	$(1,509)	$(3,285,005)

Net loss per shares:

Continuing operations:
Basic and diluted	$(0.04)	$-

Weighted average shares, basic and diluted	8,749,800	599,800

Discontinued operations:
Basic and Diluted	$-	$-

Weighted average shares, basic and diluted	8,749,800	599,800
The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Statements of Operations
Unaudited

	Six Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Compensation and benefits	$256,599	$-
Professional fees	136,425	-
Depreciation and amortization	133,559	-
Research and development	111,997
General and administrative expenses	146,716	-
Total operating expenses	785,296	-

Loss from continuing operations	(785,296)	-

Other income and (expenses):
Interest expense	(165,618)	-
Derivative income	164,914	-
Interest income	5,755	-
	5,051	-

Loss from continuing operations before income taxes	(780,245)	-

Benefit for Income taxes	-	-

Loss from continuing operations	(780,245)	-

Discontinued operations (Note 11)
Income (loss) from discontinued operations
(including gain on disposal of equipment of
$168,083 in 2008)	-	186,128

Net income (loss)	$(780,245)	$186,128

Net loss per shares:

Continuing operations:

Basic and diluted	$(0.09)	$0

Weighted average shares, basic and diluted	8,749,800	599,800

Discontinued operations:
Basic and diluted	$-	$0.31

Weighted average shares, basic and diluted	8,749,800	599,800

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
Unaudited

			For the Period
			From Inception
			(May 1, 2006)
	Six Months Ended March 31,		Through
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)

Cash flow from operating activities:

Net income (loss)	$(780,245)	$186,128	$(3,285,005)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	58,545		64,949
Amortization	75,014		83,235
Amortization finance costs	19,439		20,107
Amortization premium on debentures	29,781		29,193
Fair value of derivatives	(164,914)		(157,114)
Issuance of common stock to officers as compensation	-		1,500,000
Issuance of common stock for consulting fees	-		537,500
Gain on sale of assets	-		(168,083)
Discontinued operations, net	-		71,820
Expenses financed costs	-		14,802
Deferred income taxes	-		(8,033)
Discontinued operations, net	-	(186,128)	-
Changes in assets and liabilities:
Changes in operating assets	(121,501)		(121,501)
Changes in operating liabilities	80,155		103,908
Net cash used in operating activities	(803,726)	-	(1,314,222)
Cash flow used in investing activities:
Acquisition of fixed assets	(4,644)	-	443,656
Proceeds from sale of assets	-	-	85,812
Net cash used in investing activities	(4,644)	-	529,468
Cash flow used in financing activities:
Issuance of Senior Secured Debentures	951,150		951,150
Payments of debt - interest	-		-
Net cash used in investing activities	951,150	-	951,150
Changes in net assets - discontinued operations:
Operating activities	-		1,856
Investing activities	-		(95,419)
Financing activities	-		412,740
Net cash provided by discontinued operations	-	-	319,177
Net increase in cash	142,780	-	485,573
Cash and equivalents, beginning	342,793	-	-
Cash and equivalents, ending	$485,573	$-	$485,573

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
Unaudited

			For the Period
			From Inception
			(May 1, 2006)
	Six Months Ended March 31,		Through
	2009	2008	March 31, 2009
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures:

Cash paid for interest	$55,000	$-	$55,000
Cash paid for income taxes	$-	$-	$-

Supplemental disclosures for non-cash items:

Property and equipment - addtion	$4,644	$-	$760,815
Intangible assets - addition	$170,924	$-	$1,011,888
Issuance of debentures	$405,840	$-	$1,426,254
Issuance of warrants	$411,352	$-	$974,752
Stock issued for note receivable	$-	$-	$15,000
Stock issued to placement agent	$-	$-	$11,457

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 1 - Organization and Basis of Presentation:

The accompanying unaudited financial statements as of March 31, 2009, including the three months ended March 31, 2009 and 2008, and six months ended March 31, 2009 and 2008 and the period from inception (May 1, 2006) to March 31, 2009 are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed financial information included in this report includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The financial statements included in this report should be read in conjunction with the annual financial statements and notes thereto included in our Registration Statement on Form S-1 and subsequent filings on Form 8-K filed with the Securities and Exchange Commission. The operations for the three months ended March 31, 2009 and six months ended March 31, 2009 are not necessarily indicative of the results for our fiscal year ending September 30, 2009.

NetTalk.com, Inc. (“NetTalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are engaged in the development of products and services for the use of Voice over Internet Protocol (“VoIP”). Our applications of VoIP technology are intended to allow principally consumers to make phone calls over a broadband Internet connection instead of using a regular (or analog) phone line. At this time, our main product under development is the TK 6000, which is designed to allow our future customer’s full mobile flexibility by being able to transport the VoIP interface anywhere the customer has an internet connection.

We are currently in the development stage, as that term is defined in Statement of Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS 7”). During this stage of our development, we are devoting substantially all of our efforts in developing the TK 6000 product and service offerings and the methods of addressing related markets where we will deploy this product. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development and deployment of our product. We have successfully completed our beta testing and will enter revenue generation status during the third quarter of our fiscal year.

Note 2 - Summary of Significant Accounting Policies:

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Significant estimates inherent in the preparation of our financial statements include developing fair value measurements upon which to base our accounting for acquisitions of intangible assets and issuances of financial instruments, including our common stock. Our estimates also include developing useful lives for our tangible and intangible assets and cash flow projections upon which we determine the existence of, or the measurements for, impairments. In all instances, estimates are made by competent employees under the supervision of management, based upon the current circumstances and the best information available. However, actual results could differ from those estimates.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide telecommunication markets characterized by intense competition and rapidly changing technology, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, on the successful development and marketing of new products in new and existing markets. Generally, we are unable to predict the future status of these areas of risk and uncertainty. However, negative trends or conditions in these areas could have an adverse affect on our business.

Revenue Recognition

We are in our development stage and have not generated revenue on our principal product offering, the TK 6000. We are currently projecting revenue commencing during third quarter of our fiscal year. The content and terms of our revenue producing arrangements is currently under development. Upon generating sales of our products, we will recognize revenue when the arrangement is evidenced, the price is fixed or determinable, we have delivered our products and services and collectability is reasonably assured. Our offering will consist of both customer premise equipment (“CPE”) and telephony services. That is, a multi-element revenue producing arrangement. Revenue recognition accounting for multi-element revenue producing arrangements is provided in EITF 00-12, Revenue Arrangements with Multiple Deliverables (“EITF 00-12”) and other interpretive guidance. Generally, revenue arrangements with multiple deliverables will require allocation of the aggregate revenue stream to the individual elements, usually based upon relative fair values. Upon allocation under this methodology, principles of revenue recognition are applied to each component. Accordingly, when we commence revenue generation, we will likely have multiple forms of revenue, including products and services.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed federally insured limits. Notwithstanding, the current economic environment has significantly affected all financial institutions and, accordingly, the risk of loss due to excessive deposits is very high at this time. We manage our risk by assessing the ratings of financial institutions that we currently use.

Telecommunications Equipment and Other Property

Telecommunications equipment and other property are recorded at our cost (see Note 4). We depreciate these assets using the straight-line method over lives that we believe the assets will have utility. Our expenditures for additions, improvements and renewals are capitalized, while normal expenditures for maintenance and repairs are charged to expense

Intangible Assets

Our intangible assets were acquired in connection with the asset acquisition, more fully described in Note 4. As noted therein, these assets were not recorded in connection with a business combination, as that term is defined in Statements on Financial Accounting Standards No. 141, Accounting for Business Combinations. Rather, these intangible assets were recorded at our acquisition cost, which encompassed estimates of their respective and their relative fair values, as well as estimates of the fair value of consideration that we issued. We amortize our intangible assets using the straight-line method over lives that are predicated on contractual terms or over periods we believe the assets will have utility.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

Impairments and Disposals

We evaluate our tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) annually at the beginning of our fourth fiscal quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates for intangible assets.

During the prior fiscal year, our management and Board of Directors approved the discontinuance and sale of our advertising business in order to devote all resources to the development of our VoIP offerings. We concluded that the advertising business constituted a component of our business, as defined in SFAS 144 and have presented the unit in the accompanying financial statements on the basis that (a) the operations and cash flows of the component have been eliminated from our ongoing operations as a result of the disposal transaction and (b) we have no significant continuing involvement in the operations of the component after the disposal transaction. See Note 11 for additional information about the disposal.

We have certain intangible assets that are not subject to amortization because they currently have indefinite lives. We are required to evaluate whether these assets acquire a finite useful life annually and, if present, commence amortization thereof. Prior to that event, if ever, we evaluate intangible assets that are not subject to amortization under the guidance of Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets   (“SFAS 142”). Under this standard, the impairment test consists of a comparison of the fair values of the intangible assets with the respective carrying values. An impairment loss would be required for an excess in carrying value over the fair value on an asset-by-asset basis.

Research and Development and Software Costs

We expense research and development expenses, as defined in Statements on Financial Accounting Standards No. 2, Accounting for Research and Development Expense, as these costs are incurred. We account for our offering-related software development costs under Statements on Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), which specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. As of March 31, 2009, we had not achieved technological feasibility as contemplated under SFAS 86 and, accordingly, our software costs were expensed as research and development.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

			For the Period
			From Inception
	Three Months	Six Months	(May 1, 2006)
	Ended	Ended	through
Components of Research and Development:	March 31, 2009	March 31, 2009	March 31, 2009

Product development and engineering	$15,090	$66,930	$66,930
Payroll and benefits	8,780	5,067	45,067
Total	$23,870	$111,997	$111,997

Share-Based Payment Arrangements

We apply the grant-date fair value method to our share-based payment arrangements with employees under the rules provided in Statement of Financial Accounting Standards No. 123R, Accounting for Share-Based Payment (“SFAS 123R”). For share-based payment transactions with parties other than employees we apply EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under SFAS 123R, share-based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period, which is usually the vesting period for employees. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the service period.

Financial Instruments

Financial instruments, as defined in Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, secured convertible debentures, and derivative financial instruments.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature. We also carry convertible debentures at historical cost. However, the fair values of debt instruments are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

As of March 31, 2009, estimated fair values and respective carrying values of our secured convertible debentures are as follows:

	Financial
	Statement	Fair	Carrying
	Note	Value	Value
Financial Instruments

$1,000,000 12% Secured
Convertible Debenture	7	$1,014,002	$1,010,092
$ 500,000 12% Secured
Convertible Debenture	7	507,000	505,045
$ 600,000 12% Secured
Convertible Debenture	7	205,440	224,646
$ 500,000 12% Secured
Convertible Debenture	7	200,400	216,253
Total		$1,926,842	$1,956,036

Derivative financial instruments, as defined in Statement of Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (“SFAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying variables (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by SFAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

	March 31,2009	September 30, 2008
Our derivative liabilities consist of the following:	(unaudited)

Class B Warrants, indexed to 10,400,000 shares of common stock:
$1,000,000, 12% Secured Convertible Debenture	$244,800	$375,600
$ 500,000, 12% Secured Convertible Debenture	122,400	187,800
$ 600,000, 12% Secured Convertible Debenture	203,040	-
$ 500,000, 12% Secured Convertible Debenture	197,680	-

Compound Derivative Financial Instruments:
$1,000,000, 12% Secured Convertible Debenture	-	-
$ 500,000, 12% Secured Convertible Debenture	-	-
$ 600,000, 12% Secured Convertible Debenture	-	-
$ 500,000, 12% Secured Convertible Debenture	-	-
Total	$767,920	$563,400

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

The following table summarizes the effects on our income associated with changes in the fair values of our derivative financial instruments by type for the Three and Six Months Ended March 31, 2009 (unaudited) and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited):

			For the Period
			From Inception
	Three Months	Six Months	(May 1, 2006)
	Ended	Ended	through
Derivative income (expense)	March 31, 2009	March 31, 2009	March 31, 2009

Class B Warrants, indexed to 10,400,000 shares of common stock:

$1,000,000, 12% Secured Convertible Debenture	$90,000	$130,800	$125,600
$ 500,000, 12% Secured Convertible Debenture	45,000	65,400	62,800
$ 600,000, 12% Secured Convertible Debenture	(4,379)	(4,379)	(4,379)
$ 500,000, 12% Secured Convertible Debenture	(26,907)	(26,907)	(26,907)

Compound Derivative Financial Instruments:
$1,000,000, 12% Secured Convertible Debenture	-	-	-
$ 500,000, 12% Secured Convertible Debenture -	-	-	-
$ 600,000, 12% Secured Convertible Debenture	-	-	-
$ 500,000, 12% Secured Convertible Debenture	-	-	-
Total	$103,714	$164,914	$157,114

Direct Financing Costs

We allocate direct financing costs to the financial instruments issued based upon their relative fair values. Amounts allocated to debt instruments are carried as assets and amortized through charges to interest expense using the effective interest method. Amounts allocated to derivative financial instruments are charged upon inception to interest expense. Amounts associated with equity instruments are included as reductions of the related credit to equity. Any amounts paid directly to a creditor are reflected as a reduction in the carrying amount of the debt instrument and amortized through charges to interest expense using the effective interest method.

Registration Rights Agreements

During December 2006, the Financial Accounting Standards Board issued FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements, which provides that registration payment arrangements, such as the liquidated damages, should be accounted for pursuant to Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. That is, all registration payments require recognition when they are both probable and reasonably estimable. We currently have registration rights agreements with investors in our secured convertible debenture financing arrangements. However, these agreements do not embody registration payment arrangements. If, in the future, we enter into registration rights agreements that have registration payment arrangements, we will be required to follow the guidance of this EITF.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

Fair Value Measurements

Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements resulted from the application of SFAS 133 to our secured convertible debenture and warrant financing arrangements described in Note 7, SFAS 123R to our share-based payment arrangements described in Note 8 and SFAS 142 to our business combination described in Note 4.

Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It is effective for our fiscal year beginning October 1, 2008. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this new standard does not require any new fair value measurements.        This standard did not result in a material financial affect. However, we were required to expand our disclosures,   in areas where other accounting principles require fair value measurements to provide information related to the hierarchy of fair value inputs.

Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective for our fiscal year beginning October 1, 2008. At this time, we do not intend to reflect any of our current financial instruments at fair value (expect that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

Advertising

In March 2009, we incurred prepaid advertising for the creation of an infomercial to be aired during the deployment and launching of our TK6000.  The deployment and launching of our TK6000 is projected for the fourth quarter of our fiscal year.  Upon airing our infomercial and deployment of our TK6000 we will expense the amount of $350,000 as advertising expense.  Prepaid advertising is made up of following items:

Items	Amount
Cash payment	$100,000
Share-based payment (1,000,000 common shares)	250,000
Total	$350,000

Income Taxes

We record our income taxes using the asset and liability method provided in Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). Under this method, the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis are reflected as tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences reverse. Changes in these deferred tax assets and liabilities are reflected in the provision for income taxes. However, we are required to evaluate the recoverability of net deferred tax assets. If it is more likely than not that some portion of a net deferred tax asset will not be realized, a valuation allowance is recognized with a charge to the provision for income taxes.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

Net Loss per Common Share

We have applied the provisions in Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS 128”), in calculating our basic and diluted loss per common share. Basic loss per common share represents our net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS 141 R did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R) (“SFAS 158”).                     SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations or cash flows because we do not have a defined benefit plan for our employees.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements  - an Amendment of ARB No. 51 (“SFAS 160”).  This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Since we do not currently have any non-controlling interest consolidated in our financial statements, adoption of this standard will not have any material effect on our financial statements.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

 In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 will have a material effect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”).   FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years
Beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements   (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our financial position, results of operations or cash flows, because we have no current transactions that embody Registration Payment Arrangements, as defined in the standard.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008. The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative of SFAS 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of SFAS 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in SFAS 133, for purposes of determining whether the instrument is within the scope of EITF 00-19.  We currently have 14,942,912 warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended December 31, 2009.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 08-04, Transition Guidance for Conforming Changes to Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, which is effective for years ending after December 15, 2008. Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and SFAS No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with our convertible debentures financing in our second quarter 2009.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets  (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. We were required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset was applied prospectively to intangible assets acquired after adoption, and the disclosure requirements are applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We have evaluated the impact of FSP 142-3 on our financial position, results of operations and cash flows, and believes that the established lives will continue to be appropriate under the FSP.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of FSP APB 14-1 did not have a material impact on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on our present or future financial statements.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 3 – Going Concern:

We have prepared our financial statements under the presumption that we will continue as a going concern for a reasonable period. However, as previously mentioned, we are currently in our development stage and, accordingly, we have not generated revenue nor do we expect to generate revenue until the fourth quarter of our fiscal year. During the three months ended March 31, 2009 and 2008, we generated losses of $371,666 and $1,509, respectively. During the six months ended March 31, 2009, we generated net income (loss) of $(780,245) and $186,128, respectively.  These conditions and negative trends raise substantial doubt about our ability to continue as a going concern.

Our management is currently addressing these conditions and trends. We have discontinued our prior business that was engaged in providing advertising services and, commencing with our purchase of assets from Interlink Asset Group (see Note 4) on September 10, 2008, we are devoting our efforts and our resources to the expeditious development and deployment of the TK 6000 product line.

Our acquisition of the assets of Interlink Asset Group included an executive management team who is undertaking these initiatives and have raised a total of $2,600,000 in convertible debenture and warrant financing since September 10, 2008. Notwithstanding, our ability to continue is dependent upon raising the additional capital necessary to complete the successful deployment of the TK 6000 product line and, ultimately, achieve profitable operations. There can be no assurances that capital will be available at terms acceptable to our management, if at all. The accompanying financial statements do not include any adjustments that may result from the substantial doubt surrounding our ability to continue as a going concern.

Note 4 - Interlink Asset Group Acquisition:

On September 10, 2008, we acquired certain tangible and intangible assets, formerly owned by Interlink Global Corporation (“Interlink”), (the “Interlink Asset Group”) directly from Interlink’s creditor who had seized the assets pursuant to a Security and Collateral Agreement. Our purpose in acquiring these assets, which included employment rights to the executive management team of Interlink, was to advance the TK 6000 VoIP Technology Program, which Interlink launched in July 2008. Accordingly, these assets substantially comprise our current business assets and the infrastructure for our future operations. Contemporaneously with this purchase, we executed an assignment and intellectual property agreement with Interlink that served to perfect our ownership rights to the assets.

Consideration for the acquisition consisted of a face value $1,000,000 convertible debenture, plus warrants to purchase 4,000,000 shares of our common stock. On the date of the Interlink Asset Group acquisition, we also entered into a financing agreement with the creditor that provided for the issuance of a face value $500,000 convertible debenture, plus warrants to purchase 2,000,000 shares of our common stock for net cash consideration of $448,300. These financial instruments, and our accounting therefore, are further addressed in Note 6.

The transference of the Interlink Asset Group required us to determine whether the group of assets constituted a business, and accordingly, required accounting under Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) or whether the group of assets did not constitute a business and, accordingly, required accounting under other standards, including Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (“SFAS 142”). This determination is required to be made by reference (by analogy) to guidance in EITF No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business (“EITF 98-3”). It should be noted that the determination of what constitutes a business for reporting purposes under Rules and Regulations of the Securities and Exchange Commission differs from the guidance in EITF 98-3.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 4 - Interlink Asset Group Acquisition (Continued):

We accounted for the acquisition of the assets of Interlink Asset Group as an acquisition of productive assets and not as a business. In applying the guidance of EITF 98-3, a business is a self sustaining, integrated set of activities and assets conducted and managed for the purpose of providing a return to investors and, further, must consist of inputs, processes applied to those inputs, and resulting outputs that are used to generate revenues. Based upon the guidance of EITF 98-3, the Interlink Asset Group (i) did not possess the inputs because, on the date of the acquisition, the critical asset (TK 6000 offering) had not achieved a proven level of technological feasibility and (ii) did not possess the outputs because, on the date of the acquisition, the assets did not include a revenue generating offering and, therefore, no ability to access customers. Further, we are unable to overcome the general presumption in EITF 98-3 that a development stage enterprise is presumed not to be a business.

In addition to our analysis that gave rise to the conclusion that the Interlink Asset Group did not constitute a business, we considered whether the two aforementioned financing arrangements should be combined for purposes of accounting for the acquisition. In reaching a conclusions that they should be combined we considered and gave substantial weight to the facts that (i) they were entered into contemporaneously and in contemplation of one another, (ii) they were executed with the same counterparty and the terms and conditions of the financial instruments and underlying contracts are substantially the same and (iii) there is otherwise no economic need nor substantive business purpose for structuring the transactions separately. Accordingly, for purposes of accounting for the Interlink Asset Group acquisition we have combined the financing arrangements associated with both the asset purchase and the cash financing arrangement. Accounting for the financial instruments arising from these arrangements is further discussed in Note 7.

Notwithstanding our conclusion that the Interlink Asset Group did not constitute a business, SFAS 142 provides that intangible assets acquired as a group are initially recognized at fair value applying the measurement principles for exchange transactions provided in SFAS 141.5-7. Those measurement principles provide that, when consideration is not in the form of cash, measurement is based upon the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly and closely evident and, thus more reliably measureable. We have concluded that the value of the consideration given representing the financial instruments, is more clearly evident and reliable for this purpose because (i) the exchange resulted from exhaustive negotiations with the creditor, (ii) fair value measurements of our financial instruments are in part based upon market indicators and assumptions derived for active markets, and (iii) while ultimately reasonable, our fair value measurements of the significant tangible and intangible asset relies heavily on subjective estimates and prospective financial information. The following table reflects the components of the consideration paid to effect the acquisition:

Financial Instrument or Cost:	Amount
Convertible debentures:
$1,000,000 face value, 12% convertible debentures	$1,014,002
$500,000 face value, 12% convertible debentures	507,000
Class B warrants, indexed to 10,400,000 shares of common stock	555,600
Direct costs	39,200
$2,115,802

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 4 - Interlink Asset Group Acquisition (Continued):

We have evaluated the substance of the exchange for purposes of identifying all assets acquired. The recognition of goodwill is not contemplated in an exchange that is not a business or accounted for as a business combination under SFAS 141. The following table reflects the acquisition date fair values and the final allocation of the consideration to the assets acquired. The allocation was performed in accordance with SFAS 142, which provides that an excess in consideration over the fair values of the assets acquired is allocated to the assets subject to depreciation and amortization, based upon their relative fair values, and not to those assets with indefinite lives. A difference in the recognized basis in the value of the consideration between book and income tax gives rise to the deferred income taxes. The allocation of consideration in this manner contemplates an immediate impairment analysis under       SFAS 144. Our analysis did not result in impairment, but we are required to continue to perform this analysis as provided in our impairments policy (see Note 2).

Asset or Account	Fair Value	Allocation
Cash	$487,500	$487,500
Deferred finance costs	24,398	24,398
Telecommunications equipment and other property	411,203	756,171
Intangible assets:
Knowhow of specialized employees	212,254	212,254
Trademarks	180,925	332,708
Employment arrangements	122,400	225,084
Workforce	54,000	54,000
Telephony license	5,000	9,195
Domain names	4,200	7,723
Deferred income taxes	--	(8,033)
Interest expense (finance costs allocated to warrants)	14,802	14,802
Total	$1,516,682	$2,115,802

In connection with the above allocation, we evaluated the presence of in-process research and development that may require recognition (and immediate write-off). We concluded that in-process research and development was de minimus since development is planned to be outsourced subsequent to the acquisition and, in fact, no substantive effort and/or costs were found in the records of Interlink. Research and development will be expensed as it is incurred.

As more fully discussed in Note 8, we issued 6,000,000 shares of common stock to our new management team in connection with the Interlink Asset Group acquisition. These shares are compensatory in nature and are fully vested. We have valued the shares at $1,500,000, consistent with fair value measurements used elsewhere in our accounting, and recognized the expense in compensation for the period.

As previously mentioned, the determination of what constitutes a business for reporting purposes under the Rules and Regulations of the Securities and Exchange Commission differs from the guidance in EITF 98-3. Under standards of the Securities and Exchange Commission, we have concluded that our acquisition of the assets of Interlink Asset Group is required to be reported (although not accounted for) as a business. The reporting requirements provide for the filing of audited and reviewed financial statements of the component of Interlink comprising the Interlink Asset Group, as well as pro forma information. This reporting information is included elsewhere in this filing.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 5 - Telecommunications Equipment and Other Property:

Telecommunications equipment and other property consist of the following:

	Life	March 31, 2009	September 30, 2008
		(unaudited)

Telecommunication equipment	7	$646,104	$641,460
Computer equipment	5	85,111	85,111
Office equipment and furnishing	7	19,559	19,559
Purchased software	3	10,041	10,041
Sub – total		760,815	756,171
Less: accumulated depreciation		(64,949)	(6,404)
Total		$695,866	$749,767

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease. Depreciation of the above assets amounted to $29,328 during the three months ended March 31, 2009 and $58,545 year to date. Commencing with our generation of revenue, a portion of our depreciation expense will be allocated to cost of sales.

Note 6 - Intangible Assets:

Intangible assets consist of following:	Life	March 31, 2009	September 30, 2008
(unaudited)

Trademarks	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Domain names	2	7,723	7,723
		840,964	840,964
Less accumulated amortization		(83,235)	(8,221)
		$757,729	$832,743

Amortization of the above intangible assets amounted to $37,507 for the three months ended March 31, 2009 and $75,014 the six months ended March 31, 2009. Commencing with our generation of revenue, a portion of our depreciation expense will be allocated to cost of sales. The weighted average amortization period for the amortizable intangible assets is 3.6 years.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 6 - Intangible Assets (Continued):

Estimated future amortization of intangible assets for each year ending March 31, 2009 is as follows:

2009	$163,766
2010	238,316
2011	226,210
2012	66,542
2013	62,895
$757,729

Note 7 - Secured Convertible Debentures and Warrant Financing Arrangements:

Our convertible debentures consist of the following:	March 31, 2009	September 30, 2008
	(unaudited)
$1,000,000 face value, 12% secured convertible debenture, due
September 10, 2010, interest payable quarterly, secured by all assets	$1,010,093	$1,013,611
$500,000 face value, 12% secured convertible debenture, due
September 10, 2010, interest payable quarterly, secured by all assets	505,044	506,804
$600,000 face value, 12% secured convertible debenture, due
January 30, 2011, interest payable quarterly, secured by all assets	224,646	-
$500,000 face value, 12% secured convertible debenture, due
January 30, 2011, interest payable quarterly, secured by all assets	216,253	-
Total	$1,956,036	$1,520,415

Common shares indexed to the financial instruments issued
in our convertible debenture and warrant financing arrangements
are as follows:	March 31, 2009	September 30, 2008
	(unaudited)
Conversion feature embedded in the $1,000,000 face value,
12% secured convertible debenture, due September 10, 2010	4,000,000	$4,000,000
Class B warrants; $0.50 exercise price, expire September 13, 2013	4,000,000	4,000,000
Conversion feature embedded in the $500,000 face value,
12% secured convertible debenture, due September 10, 2010	2,000,000	2,000,000
Class B warrants; $0.50 exercise price, expire September 13, 2013	2,000,000	2,000,000
Conversion feature embedded in the $600,000 face value,
12% secured convertible debenture, due January 30, 2011 -	2,400,000
Class B warrants; $0.50 exercise price, expire January 30, 2014	2,400,000	-
Conversion feature embedded in the $500,000 face value,
12% secured convertible debenture, due January 30, 2011 -	2,000,000
Class B warrants; $0.50 exercise price, expire January 30, 2014	2,000,000	-
Class BD warrants; $0.50 exercise price, expire January 30, 2014 -	880,000
Total	21,680,000	$12,000,000

On September 10, 2008, we issued a $1,000,000 face value, 12% secured convertible debenture, due September 10, 2010 and Class B warrants indexed to 4,000,000 shares of our common stock in exchange for the Interlink Asset Group, discussed in Note 4. Also on September 30, 2008, we issued a $500,000 face value 12% secured convertible debenture, due September 10, 2010 and Class B warrants indexed to 2,000,000 shares of our common stock for net cash proceeds of $472,800. These financial instruments were issued to the same creditor under contracts that are substantially similar, unless otherwise mentioned in the following discussion.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 7 - Secured Convertible Debentures and Warrant Financing Arrangements (Continued):

The principal amount of the debentures is payable on September 10, 2010 and the interest is payable quarterly, on a calendar quarter basis. While the debenture is outstanding, the investor has the option to convert the principal balance, and not the interest, into shares of our common stock at a conversion price of $0.25 per common share. The terms of the conversion option provide for anti-dilution protections for traditional restructurings of our equity, such as stock-splits and reorganizations, if any, and for sales of our common stock, or issuances of common-indexed financial instruments, at amounts below the otherwise fixed conversion price.

Further, the terms of the convertible debenture provide for certain redemption features. If, in the event of certain defaults on the terms of the debentures, some of which are indexed to equity risks, we are required at the investors option to pay the higher of (i) 110% of the principal balance, plus accrued interest or (ii) the if-converted value of the underlying common stock, using the 110% default amount, plus accrued interest. If this default redemption is not exercised by the investor, we would incur a default interest rate of 18% and the investor would have rights to our assets under the related Security Agreement. We may redeem the convertible debentures at anytime at 110% of the principal amount, plus accrued interest.

We have evaluated the terms and conditions of the secured convertible debentures under the guidance of SFAS 133 and EITF 00-19. We have determined that, while the anti-dilution protections preclude treatment of the embedded conversion option as conventional, the conversion option is exempt from classification as a derivative because it otherwise achieves the conditions for equity classification (if freestanding) provided in SFAS 133 and EITF 00-19. We have further determined that the default redemption features described above are not exempt for treatment as derivative financial instruments, because they are not clearly and closely related in terms of risk to the host debt agreement. On the inception date of the arrangement and as of September 30, 2008, we determined that the fair value of these compound derivatives is de minus. However, we are required to re-evaluate this value at each reporting date and record changes in its fair value, if any, in income. For purposes of determining the fair value of the compound derivative, we have evaluated multiple, probability-weighted cash flow scenarios. These cash flow scenarios include, and will continue to include fair value information about our common stock. Accordingly, fluctuations in our common stock value will significantly influence the future outcomes from applying this technique.

Since, as discussed above, the embedded conversion options did not require treatment as derivative financial instruments, we are required to evaluate the feature as embodying a beneficial conversion feature under EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. A beneficial conversion feature is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed.

Because the two hybrid debt contracts were issued as compensation for the Interlink Asset Group (see Note 4) and as further discussed in that note we concluded that they should be combined for accounting purposes, the accounting resulted in no beneficial conversion feature.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 7 - Secured Convertible Debentures and Warrant Financing Arrangements (Continued):

The following table illustrates the initial allocation to the secured convertible debentures and warrants financing arrangements:

	$ 1,000,000	$ 500,000
Secured convertible debentures, issued September 10, 2008:	Financing	Financing

Secured convertible debentures	$1,014,102	$507,000
Class B warrants (classified as liabilities)	370,400	185,200
Compound derivative	-	-
Total	$1,384,402	$692,200

2009 Convertible Debenture Financing

On January 30, 2009, we entered into a Securities Purchase Agreement with Debt Opportunity Fund, LLP (“DOF”) by which DOF purchased (a) 12% Senior Secured Convertible Debentures in the aggregate principal amount of $1,100,000; and (b) Series C Warrants to purchase 4,400,000 shares of common stock of the Company. The maturity date of the debentures is January 30, 2011 and each debenture bears interest on the principal amount outstanding and unpaid from time to time at a rate of 12% per annum from the date of issuance until paid in full. Interest is calculated on the basis of a 360-day year and paid for the actual number of days elapsed, and accrues and is payable quarterly or upon conversion (as to the principal amount then being converted). The debentures convert into shares of our common stock at the option of the holder at $0.25 per share (which conversion price is subject to adjustment under certain circumstances).

The debentures are secured by a lien in all of the assets of the Company. The Series C Common Stock Purchase Warrants entitle the holders to purchase up to an aggregate of 4,400,000 shares of our common stock at an exercise price of ($0.50) per share. Each Series C Common Stock Purchase Warrant is exercisable, in whole or in part, at any time after issuance and before the close of business on the date five (5) years from the initial exercise date.

Midtown Partners & Co., LLC (“Midtown Partners”), an NASD registered broker dealer, acted as the placement agent for the Company in connection with the 2009 Convertible Debt Offering. In connection with the 2009 Convertible Debt Offering, we paid Midtown Partners a cash commission equal to $88,000 and issued a Series BD Common Stock Purchase Warrant to Midtown Partners entitling Midtown Partners to purchase 880,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share.

The offer and sale of the 12% Senior Secured Convertible Debentures, Series C Common Stock Purchase Warrants and Series BD Common Stock Purchase Warrants was affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were either “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act or had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering; (c) the investors were provided with certain disclosure materials and all other information requested with respect to our company; (d) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 7 - Secured Convertible Debentures and Warrant Financing Arrangements (Continued):

Premiums on the secured convertible debentures arose from initial recognition at fair value, which is higher than face value. Premiums are amortized through credits to interest expense over the term of the debt agreement. Amortization of debt premiums amounted to $2,636 during the three months ended March 31, 2009 and $5,276 year to date.

Direct financing costs are allocated to the financial instruments issued (hybrid debt and warrants) based upon their relative fair values. Amounts related to the hybrid debt are recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method. Amounts related to the warrants were charged directly to income because the warrants were classified in liabilities, rather than equity, as described above. Direct financing costs are amortized through charges to interest expense over the term of the debt agreement.

We have evaluated the terms and conditions of the Class B warrants under the guidance of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). The warrants embody a fundamental change-in-control redemption privilege wherein the holder may redeem the warrants in the event of a change in control for a share of assets or consideration received in such a contingent event. This redemption feature places the warrants within the scope of SFAS 150, as put warrants and, accordingly, they are classified in liabilities and measured at inception and on an ongoing basis at fair value. Fair value of the warrants was measured using the Black-Scholes-Merton valuation technique and in applying this technique we were required to develop certain subjective assumptions. We have valued the underlying common shares at $0.25 on both the inception and the financial statement date being representative of our best estimates of our enterprise value, applying discounted cash flow techniques consistent with approaches outlined by the American Institute of Certified Public Accountants.

2009 Convertible Debenture Financing

On January 30, 2009, we issued a $600,000 face value 12% secured convertible debenture, due January 31, 2011 and Class B warrants indexed to 2,400,000 shares of our common stock for net cash proceeds of $507,900, as part of the Security Purchase Agreement with Debt Opportunity Fund Ltd., dated January 30, 2008 .

On February 6, 2009, we issued a $500,000 face value 12% secured convertible debenture, due January 31, 2011 and Class B warrants indexed to 2,000,000 shares of our common stock for net cash proceeds of $443,250, as part of the Security Purchase Agreement with Debt Opportunity Fund Ltd., dated February 6, 2008.

The following table illustrates the initial allocation to the secured convertible debentures and warrants financing arrangements:

	January 30, 2009	February 6, 2009
	$600,000	$500,000
Secured convertible debentures, issued:	Financing	Financing

Secured convertible debentures	$205,440	$200,400
Series C - 1warrants (classified as liabilities)	185,760	134,600
Series C – 2 warrants (classified as liabilities)	196,800	150,000
Beneficial conversion feature	-	-
Total	$588,000	$485,000

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 8 - Stockholders’ Deficit:

Share-based payments (employees):

On September 10, 2008, we issued 6,000,000 shares of common stock to our new management team in connection with the Interlink Asset Group acquisition (see Note 3). These shares are compensatory in nature and are fully vested. We have valued the shares at $0.25, consistent with fair value measurements used elsewhere in our accounting.

Officer	Shares	Expense
Anastasios Kyriakides, CEO	2,100,000	$525,000
Nicholas Kyriakides	600,000	150,000
Kenneth Hosfeld, EVP	1,100,000	275,000
Leo Manzewitsch, CTO	1,100,000	275,000
Guillermo Rodriguez, CFO	1,100,000	275,000
	6,000,000	$1,500,000

Share-based payment for goods and services to non-employees:

During the year ended September 30, 2008, we issued 2,150,000 shares of common stock to non-employees for goods and services.

Consultant/Provider	Shares	Expense
FAMALOM, LLC	450,000	$112,500
Decembra Diamond	360,000	90,000
John Clarke	100,000	25,000
Deadalus Consulting, Inc.	90,000	22,500
Ron Roule	1,000,000	250,000
Iseal Aponte	150,000	37,500
	2,150,000	$537,500

During the Three Month Ended March 31, 2009, we issued 1,000,000 shares of our common stock to non-employees for goods and services.

Consultant/Provider	Shares	Prepaid
Omni Reliant	1,000,000	$250,000

Warrants to purchase common stock:

On February 6, 2009, we issued Series C – 2 warrants to purchase 2,000,000 shares of our common stock in connection with financing transactions discussed in Note 7. These warrants have a strike price of $0.50 and expire five years from issuance. We also issued Series BD warrants to purchase 800,000 shares of our common stock in connection with financing transactions discussed in Note 7.

On January 30, 2009, we issued Series C – 1 warrants to purchase 2,400,000 shares of our common stock in connection with financing transactions discussed in Note 7. These warrants have a strike price of $0.50 and expire five years from issuance. We also issued Series BD warrants to purchase 480,000 shares of our common stock in connection with financing transactions discussed in Note 7.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Warrants to purchase common stock (Continued):

On September 10, 2008, we issued Class B warrants to purchase 6,000,000 shares of our common stock in connection with financing transactions discussed in Note 7. These warrants have a strike price of $0.50 and expire five years from issuance.

On January 17, 2007, we issued Class A warrants to purchase 3,262,712 shares of our common stock in connection with a sale of common stock. These warrants have a strike price of $1.00 and expire five years from issuance.

	Indexed Shares	Weighted Strike
October 1, 2006	-
Issued	3,262,712	$1.00
Exercised	-	-
Expired	-	-
September 30, 2007	3,262,712	$1.00
Issued	6,000,000	$0.50
Exercised	-	-
Expired	-	-
September 30, 2008	9,262,712	$0.68
Issued	5,680,000	$0.50
Exercised	-	-
Expired	-	-
March 31, 2009 (Unaudited)	14,942,912	$0.68

The weighted average remaining life of the aggregate warrants is 4.34 years.

Refer to Note 2 for income associated with the classification of warrants liabilities at three months ended
March 31, 2009, six months ended March 31, 2009 and for the Period from Inception (May 1, 2006 through     March 31, 2009).

Note 9 - Commitment and Contingencies:

Leases

We lease our principal office space under an arrangement that is an operating lease. Rent and associated occupancy expenses for the three and six months ended March 31, 2009 was $41,260 and $82,520, respectively.

Minimum non-cancellable future lease payments as of March 31, 2009, were as follows: 2009—$53,850;          2010—$98,725.

Employment arrangements

We have entered into an employment agreement with our Chief Executive Officer, Anastasios Kyriakides and in  consideration of his services to us, we have agreed to pay him a base salary of $150,000 plus certain bonuses and awards if the Company achieves certain profitability levels and adopts certain incentive compensation plans. As of March 31, 2009, none of these incentive arrangements and plans had been realized. This agreement is effective through September 30, 2013.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 10 - Related Parties:

A company owned or controlled by a major shareholder of Nettalk.com, Inc., has provided services to us, as follows:

In March 2009, we incurred prepaid advertising for the creation of an infomercial to be aired during the deployment and launching of our TK6000.  The deployment and launching of our TK6000 is projected for the fourth quarter of our fiscal year.  Upon airing our infomercial and deployment of our TK6000 we will expense the amount of $350,000 as advertising expense.  Prepaid advertising is made up of following items:

Items	Amount
Cash payment	$100,000
Share-based payment (1,000,000 common shares)	250,000
Total	$350,000

During period ended March 31, 2009 and December 31, 2008, there were no related transactions with officers or directors.

Note 11 - Discontinued Operations:

On September 10, 2008, at the time we acquired the Interlink Asset Group, our management and Board of Directors committed to the discontinuance and disposal of our advertising business. We disposed of this asset to be able to concentrate our efforts exclusively on the deployment of the TK6000 product offering. We concluded that the advertising business constituted a component of our business, as defined in SFAS 144 and have presented the unit in the accompanying financial statements on the basis that (a) the operations and cash flows of the component have been eliminated from our ongoing operations a result of the disposal transaction and (b) we have no significant continuing involvement in the operations of the component after the disposal transaction. During fiscal year ended  September 30, 2008, we sold the advertising business resulting in a gain on sale of $168,083.

There are no assets or liabilities remaining at March 31, 2009 or December 31, 2008. The caption discontinued operations on our statements of operations reflects the following:

	Three Months Ended March 31,
	2009	2008

Income from discontinued business	$-	$-
Loss from operations of discontinued business	$-	$(1,509)
Gain on sale of equipment	$-	$-

	Six Months Ended March 31,
	2009	2008

Income from discontinued business	$-	$-
Loss from operations of discontinued business	$-	$18,045
Gain on sale of equipment	$-	$168,083

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Six Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through March 31, 2009 (unaudited)

Note 12 - Income taxes

Accounting for income taxes in interim periods is governed by APB Opinion No. 28, Interim Financial Reporting (“APB 28”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods (“FIN 18”), as amended by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, collectively  (“SFAS 109”), these standards provide that at the end of each interim period we are required to make our best estimate of the effective tax rate expected to be applicable for our full fiscal year. The rate so determined shall be used in providing for income taxes on a current year-to-date basis. Further, the rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the enterprise’s best current estimate of its annual effective tax rate.

We are currently projecting a net loss for the current fiscal year for which we will not be able to recognize a benefit due to limitations imposed by Statement SFAS 109 for companies with cumulative losses in recent years.

Accordingly, our interim financial information includes neither a provision nor a benefit. However, in accordance with the above standards, we are required to evaluate the accounting as to each quarterly reporting

Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included in this report.

Forward Looking Statements

Certain statements contained in this report on Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “ seek, ” “ anticipate, ” “ believe, ” “ estimate, ” “ expect, ” “ intend, ” “ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue, ” “ may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

•	whether or not a market for our products and services develop and, if a market develops, the pace at which it develops;
•	our ability to successfully sell our products and services if a market develops;
•	our ability to attract the qualified personnel to implement our growth strategies;
•	our ability to develop sales and marketing capabilities;
•	the accuracy of our estimates and projections;
•	our ability to fund our short-term and long-term financing needs;
•
changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in the sections of this prospectus, including the section captioned “Plan of Operation”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this prospectus, as well as other public reports filed with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

Background

Prior to September 10, 2008, we were engaged in the development of advertising services and strategies. On September 10, 2008, at the time we acquired the Interlink Asset Group, discussed below, our management and Board of Directors committed to the discontinuance and disposal of our advertising business. We disposed of this company to be able to concentrate our efforts exclusively on the deployment of the TK6000 Product Offering. We concluded that the advertising business constituted a component of our business, as defined in SFAS 144,  Accounting for the Impairment or Disposal of Long-Lived Assets, and have presented the unit in the accompanying financial statements on the basis that (a) the operations and cash flows of the component have been eliminated from our ongoing operations as a result of the disposal transaction and (b) we have no significant continuing involvement in the operations of the component after the disposal transaction. On September 10, 2008, we sold the advertising business resulting in a gain on sale of $168,083.

On September 10, 2008, we acquired certain tangible and intangible assets, formerly owned by Interlink Global Corporation (“Interlink”) (the “Interlink Asset Group”), directly from Interlink’s creditor who had seized the assets pursuant to a Security and Collateral Agreement. Our purpose in acquiring these assets, which included employment rights to the executive management team of Interlink, was to advance the TK 6000 VoIP Technology Program, which Interlink launched in July 2008. Accordingly, these assets substantially comprise our current business assets and the infrastructure for our future continuing operations. Contemporaneously with this purchase, we executed an Assignment and Intellectual Property Agreement with Interlink that served to perfect our ownership rights to the assets. The transfer of the Interlink Asset Group required us to determine whether the group of assets constituted a  business, and accordingly, required accounting under Statement of Financial Accounting Standards No. 141,  Business Combinations  (SFAS 141) or whether the group of assets did not constitute a  business  and, accordingly, required accounting under other standards, including Statement of Financial Accounting Standards No. 142,  Goodwill and Intangible Assets  (SFAS 142). This determination is required to be made by reference (by analogy) to guidance in EITF No. 98-3,  Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business  (EITF 98-3). We accounted for the acquisition of the Interlink Asset Group as an acquisition of productive assets and not as a business. In applying the guidance of EITF 98-3, a business is a self sustaining, integrated set of activities and assets conducted and managed for the purpose of providing a return to investors and, further, must consist of inputs, processes applied to those inputs, and resulting outputs that are used to generate revenues. Based upon the guidance of EITF 98-3, the Interlink Asset Group (i) did not possess the inputs because, on the date of the acquisition, the critical asset (TK 6000 offering) had not achieved a proven level of technological feasibility and (ii) did not possess the outputs because, on the date of the acquisition, the assets did not include a revenue generating offering and, therefore, no ability to access customers. Further, we are unable to overcome the general presumption in EITF 98-3 that a development stage enterprise is presumed not to be a business.

We have evaluated the substance of the exchange for purposes of identifying all assets acquired.  The recognition of goodwill is not contemplated in an exchange that is not a business or accounted for as a business combination under SFAS 141. The following table reflects the acquisition date fair values and the final allocation of the consideration to the assets acquired. The allocation was performed in accordance with SFAS 142, which provides that an excess in consideration over the fair values of the assets acquired is allocated to the assets subject to depreciation and amortization, based upon their relative fair values, and not to those assets with indefinite lives. A difference in the recognized basis in the value of the consideration between book and income tax gives rise to the deferred income taxes. The allocation of consideration in this manner contemplates an immediate impairment analysis under SFAS 144. Our analysis did not result in impairment, but we are required to continue to perform this analysis as provided in our impairments policy.

Asset or Account	Fair Value	Allocation
Cash	$487,500	$487,500
Deferred finance costs	24,398	24,398
Telecommunications equipment and other property	411,203	756,171
Intangible assets:
Knowhow of specialized employees	212,254	212,254
Trademarks	180,925	332,708
Employment arrangements	122,400	225,084
Workforce	54,000	54,000
Telephony license	5,000	9,195
Domain names	4,200	7,723
Deferred income taxes	—	(8,033)
Interest expense (finance costs allocated to warrants)	14,802	14,802

	$1,516,682	$2,115,802

Plan of Operation

We are a development-stage company, which will offer, provide, sell and supply commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. During our development stage, we are devoting substantially all of our efforts in developing the TK 6000 product and service offerings and the methods of addressing related markets where we will deploy this product. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development and deployment of our product. Our TK 6000 commenced beta testing during March 2009 and we anticipate it will enter revenue generation status in our fourth fiscal quarter of 2009. As of the date of this report, our activities have been limited to various organizational matters, limited operations, and the development of our business plan.

During our development stage, as discussed above, we will incur significant expenditures for research and development, arising both internally and externally. We currently estimate that research and development expenditures will amount to approximately $530,00 and $330,000 during our fiscal years ending September 30, 2009 and 2010, respectively. However, these levels are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below. We currently anticipate that we will be required to pay for our research and development with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines.

We anticipate the TK 6000 will be available for distribution to the public by our fourth fiscal quarter of 2009. The TK 6000 will begin to generate revenues when it is sold and paid for by our potential customers.

We will begin to earn revenue from Carrier Access Billing (“CAB”) as soon as the TK 6000 is on the market. However, we expect to experience a delay in realizing those revenues. Carrier Access Billing (“CAB”) is revenue we receive from allowing other service providers to use our telecommunication infrastructure. It is a surcharge we receive for allowing major carriers to use our infrastructure to reach the end phone user. We will begin accruing CAB revenues as soon as the TK 6000 is used by our customers and our infrastructure is used by other carriers. However, we will experience a delay in the receipt of those revenues while the original billing carrier collects that charge from its customers and allocates and distributes that amount to all CAB recipients. We anticipate experiencing a 30-60 day delay in receiving CAB revenues from the time the TK 6000 is put into service until we realize the revenues associated with the CAB charge.

Liquidity and Capital Resources

We have prepared our financial statements under the presumption that we will continue as a going concern for a reasonable period. However, we are currently a development stage company and, as such, we are devoting substantially all of our efforts in developing the TK 6000 product and service offerings and the methods of addressing related markets where we will deploy this product. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development and deployment of our product. Accordingly, we have not generated revenue nor do we expect to generate revenue until approximately our fourth fiscal quarter of 2009. During the three months ended March 31, 2009 and 2008, we generated net loss of $(371,666) and $(1,509), respectively.  During the six months ended March 31, 2009 and 2008, we generated net income (losses) of $(780,245) and $186,128, respectively and have a cumulative net loss of $(3,285,005). We used cash in our operations in the amounts of $803,726 during the six month ended March 31, 2009.  We used cash in our operations in the amounts of $1,314,220 during the period from inceptions (May 1, 2006) through March 31, 2009.

Our management is currently addressing these conditions and trends. We have discontinued our prior business that was engaged in providing advertising services and, we are devoting our efforts and our resources to the expeditious development and deployment of the TK 6000 product. Our executive management team is currently undertaking these initiatives and has raised $500,000 in convertible debenture and warrants financing during fiscal year ended September 30, 2008 and has raised an additional $1,100,000 in convertible debenture and warrant financing during fiscal year ended September 30, 2009 (note that management also secured the Interlink Asset Group in exchange for the issuance of a $1,000,000 debenture and associated warrants). Notwithstanding the foregoing, our ability to continue is dependent upon raising the additional capital necessary to complete the successful deployment of the TK 6000 product and, ultimately, achieve profitable operations. There can be no assurances that additional capital will be available at terms acceptable to our management, if at all. The financial statements included elsewhere herein do not include any adjustments related to the possible outcome of this uncertainty.

As of March 31, 2009, we had cash on hand of $485,573. Based on the current rate at which we are using capital, we believe that we will need to obtain a minimum in financing of approximately $2,000,000 to continue our current minimal operations for the next twelve (12) months. However, we believe that to fully implement the initial phase of our business plan, we will require financing in the amount of approximately $3,200,000. If we are able to obtain $3,200,000, we intend to continue our current operations, launch our main product and become fully operational during the next 12 months. We may seek to raise this additional capital through the public or private sale of our equity securities, the procurement of advances from our majority shareholder, debt financing or short-term loans, or a combination of the foregoing. We currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and fully implement the initial phase of our business plan. If we do not secure at least $3,200,000 we will not be able to fully implement our business plan, and if we do not secure at least $2,000,000 we may not be able to continue our current minimal operations beyond the next twelve months and our business plan may fail.

Our largest operating expenditures currently consist of the following items: $14,500 per month on leasing our corporate office space (this includes our base rent and associated utility expenses, etc.) and $45,000 per month on payroll. We do not anticipate that our leasing costs will change substantially during the next 12 months. However, if we are successful in developing the TK 6000 we may incur additional payroll costs associated with hiring customer service and order processing support staff to assist us with those functions. Currently, our staff consists of ten full time and zero part time employees. We will also incur increased costs for phone components as the TK 6000 goes into production. However, we anticipate that the increase in components will be offset by the correlating increase in revenues.

If we are able to obtain $3,200,000 we anticipate incurring the following expenditures:

RESEARCH, DEVELOPMENT AND DEPLOYMENT EXPENSES

Category	Fiscal Year 2009	Fiscal Year 2010
Marketing and advertising	$860,000	$250,000
Interconnections operations*	$1,353,000	$1,490,000
CLEC licenses	$24,000	$20,000
Research and Development	$530,000	$330,000
Telecommunication deposits	$235,000	$250,000
Total	$3,002,000	$2,340,000

*
This is the expense we incur under our interconnection agreements whereby we obtain access to the facilities of incumbent local exchange carriers to provide services to our customers. We have negotiated two interconnection agreements with national carriers.

These development and deployment costs may increase substantially based on several different factors. For example, if we decide to pursue a patent application for additional technology, we will need to bear the legal and administrative expense of the patent process. In addition, the CLEC licensing process is costly and time consuming. For each new state we expand into, we incur additional costs associated with complying with that state’s licensing procedure. In addition to the cost of producing our infomercial, we will also incur broadcasting charges related to airing the infomercial. Those costs will vary depending on the market we are targeting and the time and number of broadcasts. Any additional marketing we undertake will also result in additional expense.

We currently have no material firm commitments related to purchases of our TK 6000 or any services associated with the TK 6000. We have an aggregate of $1,500,000 face value convertible debentures that mature and are payable in September 2010. We are required to make quarterly interest payments amounting to $45,000 ($180,000 annually), in cash.

We also have $1,100,000 face value convertible debentures that mature and are payable in January 2011. We are required to make quarterly interest payments amounting to $33,000 ($132,000 annually), in cash.

While we note that the publicly reported inflation rate in the United States have been increasing during the current calendar year (5.37% as of August 31, 2008), we do not believe that the current trend will materially affect our business in the near term, defined as eighteen-months. However, we continue to monitor fluctuations in the rate, as it is published.

Our current long term business plan contemplates acquiring the ongoing business of related companies, either through asset acquisitions or consolidations. However, due to the substantial doubt about our ability to continue as a going concern, we do not anticipate any acquisitions in the near future.

We currently have Series A Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 3,099,712 shares of our common stock at an exercise price of $0.25 per share, Series B Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.50 per share, Series C Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 4,400,000 shares of our common stock at an exercise price of $0.50 per share and Series BD Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of up to 880,000 shares of common stock at an exercise price of ($0.50) per share. If the holders of our warrants exercise these warrants, we will receive aggregate proceeds of $6,414,928. Management has no way of knowing whether the holders of these warrants will choose to exercise their warrants. If the holders do not exercise the warrants, we will not receive any proceeds.

Borrowing Arrangements

12% Senior Secured Convertible Debentures

We issued a series of 12% Senior Secured Convertible Debentures in the aggregate principal amount of $2,600,000, all of which are currently held by Vicis Capital Master Fund, our majority shareholder. $1,500,000 of the principal is due on September 10, 2010 and the remaining $1,100,000 is due on January 30, 2011. Each Debenture bears interest on the principal amount outstanding and unpaid from time to time at a rate of 12% per annum from the date of issuance until paid in full. Interest is calculated on the basis of a 360-day year and paid for the actual number of days elapsed, and accrues and is payable quarterly or upon conversion (as to the principal amount then being converted). The Debentures convert into shares of the Company’s common stock at the option of the holder at $0.25 per share (which conversion price is subject to adjustment under certain circumstances). The Debentures are secured by a lien in all of the assets of the Company.

The following events constitute events of default under the Debentures: (i) failure to pay any interest or principal payment when due; (ii) failure to observe any covenant contained in the secured debenture or the purchase agreement that we executed in connection with the issuance of the Debentures; (iii) the occurrence of an event of default by us under any other material agreement or lease; (iv) entry of a judgment against us in excess of $150,000; and (v) the appointment of a receiver, the filing of bankruptcy by us, or if we otherwise become insolvent. Payment on all of our secured debentures is secured by a lien in all of our assets. If we fail to repay the secured debentures on their respective maturity dates or if an event of default occurs under the Debentures for any other reason, it may result in a material adverse effect on our business operating results and financial condition as Vicis Capital Master Fund may foreclose on our assets in an effort to be repaid amounts due under the secured debentures. Additionally, if we seek to prepay the secured debentures, we must pay a prepayment penalty equal to 110% of the then outstanding principal, plus all other amounts due.

The Debentures contain full ratchet anti-dilution price protection; therefore, if we issue a security at a price per share less than the current conversion price in effect for the Debentures, the conversion price will adjust downward (i.e. if we sell a security for $0.10 per share, the price at which our Debentures converts to common stock will decrease from $0.25 to $0.10).

The Debentures contain negative covenants that prohibit us from taking certain corporate actions without the prior written consent of the holder of the Debentures, Vicis Capital Master Fund, who is also our majority shareholder. We cannot take the following actions without Vicis Capital Master Funds’ consent while the Debentures remain outstanding: (i) incur any additional indebtedness or allow any lien to be filed against our assets, except in certain limited instances; (ii) amend our articles of incorporation or bylaws in a manner that adversely effects the holder of our secured debentures; (iii) repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents from any security holder, except in certain limited instances; (iv) enter into any transactions with our executive officers, directors or affiliates; (v) increase our executive officers’ salary or bonus more than 15% from what was paid in the previous year; or (vi) pay cash dividends or distributions on any of our equity security. We are currently in compliance with these restrictive covenants.

Currently, the conversion price of the Debentures is $0.25. Therefore, there are 10,400,000 shares of common stock currently issuable upon the conversion of the Debentures. Due to the full ratchet anti-dilution feature contained in the Debentures, the conversion price for the Debentures could adjust downward to $0.01 per share, resulting in us having to issue 260,000,000 shares of common stock upon conversion of the Debentures. If Vicis Capital Master Fund converts the Debentures our existing shareholders could suffer substantial dilution of their investment in terms of their percentage ownership as well as the book value of their shares of common stock.  We currently have 9,719,800 shares of common stock issued and outstanding.  If Vicis fully converts the debentures, whether upon our default under the Debenture or upon voluntary request by Vicis, the number of issued and outstanding common shares will more than double. As a result, our existing shareholders’ overall percentage of ownership in the Company will be substantially decreased.

Results of Operations

Comparison of Historical Results – Quarter Ended March 31, 2009 and 2008

Our continuing operating results for the quarter ended March 31, 2009 reflect the operation of a developing business; therefore, they reflect certain start-up related expenses, and they are not indicative of the results of our operations that may be realized during full fiscal years (or interim periods thereof) of our future continuing operations.

Compensation and Benefits: Our compensation and benefits expense amounted to $167,599 as compared to $0 for 2008. This amount represents normal salaries and wages paid to management members and employees.

Professional Fees: Our professional fees amounted to $20,058, as compared to $0 for 2008. This amount includes normal payments and accruals for legal, accounting and other professional services.

Depreciation and Amortization: Depreciation and amortization amounted to $66,835. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the quarter ended March 31, 2009, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development: Research and development costs amounted to $23,870. Such amount represented product development and design and payroll and benefits allocated to the development of our TK6000.

Product design and engineer cost	$15,090
Payroll and benefits	8,780
Total	$23,870

General and Administrative Expenses. General and administrative expenses amounted to $82,025 and consisted of general corporate expenses and certain other startup expenses. General corporate expenses included $41,260 in occupancy costs.

We have experienced a recent increase in our general and administrative costs primarily because of professional accounting and legal fees incurred in connection with the preparation and filing of our registration statement on Form S-1.  We believe that these increased costs are associated with our efforts to become a public company. However, our administrative and overall general costs will continue to remain high now that our registration statement has been declared effective.  Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934. This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as the other filing requirements found in that Act. We will also incur additional expenses associated with the services provided by our transfer agent. In addition, to the work we are presently doing, we will need to focus our time and energy to complying with the Exchange Act. This will detract from our ability and efforts to develop and market the TK 6000 and future product and service offerings.

We anticipate incurring these additional expenses related to being a public company without receiving a substantial increase in revenues associated with this undertaking. Therefore, these additional expenses will not be offset by an increase in revenue. There is currently no public market for our common stock. We plan to have our common stock quoted on the Over the Counter Bulletin Board (the “OTCBB”), however, even if we become listed on the OTCBB, we do not anticipate having access to public investors. We will need to compensate for these additional costs associated with becoming a public company by revenues generated from our TK 6000 (when that product becomes marketable) or from the public or private sale of or equity securities, the procurement of advances from our majority shareholder, debt financing or short-term loans, or a combination of the foregoing. As discussed elsewhere in this report, we currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and meet these increased costs.

Interest Expense: Interest expense amounted to $118,423.  Such amount represented (i) stipulated interest under our aggregate $2,600,000 face value convertible debentures issued, (ii) the related amortization of premiums and (iii) the amortization of deferred finance costs.

Derivative Expense: Derivative income (expense) amounted to $103,714. Such amount represents the change in fair value of liability-classified warrants (indexed to 14,400,000 shares of our common stock).  As required by FAS 133, derivative financial instruments are required to be carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $2,600,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Income Taxes: Income tax provision amounted to $0 due to our present operating losses.

Discontinued Operations: Income (loss) from discontinued operations amounted to $0 and $(1,509), respectively. Prior to its discontinuance, the former advertising business was a non-revenue producing development stage enterprise. During these periods, the discontinued business incurred compensation and general administrative costs. We have no continuing involvement with that business.

Net Loss: The net loss amounted to $371,666, as compared to a net loss of $1,509, respectively. The increase in net loss is primarily due to start up expenses associated with our status as a development stage enterprise.

Net Loss Per Common Share: We have applied the provisions in Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) in calculating our basic and diluted loss per common share. Basic loss per common share represents our net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. Applying this method, 14,942,912 shares indexed to warrants were excluded from our computation because the effect was anti-dilutive. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded. Applying this method, 14,400,000 shares indexed to our convertible debentures were excluded from our computation because the effect was anti-dilutive.

Comparison of Historical Results – Six Months Ended March 31, 2009 and 2008

Our continuing operating results reflect that we are a developmental stage business with no revenues. Therefore, our operating results reflect certain start-up related expenses, and may not indicative of the results of our operations that may be realized during full fiscal years of our future continuing operations.

Compensation and Benefits: Our compensation and benefits expense amounted to $256,599. This amount represents normal salaries and wages paid to management members and employees.

Professional Fees: Our professional fees amounted to $136,425. This amount includes normal payments and accruals for legal, accounting and other professional services.

Depreciation and Amortization: Depreciation and amortization amounted to $133,559 these amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the year to date period of March 31, 2009, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development: Research and development costs amounted to $111,997. Such amount represented product development and design and payroll and benefits allocated to the development of our TK6000.

Product design and engineer cost	$66,930

Payroll and benefits	45,067

Total	$111,997

General and Administrative Expenses. General and administrative expenses amounted to $146,716 and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $82,520 in occupancy costs.

We have experienced a recent increase in our general and administrative costs primarily because of professional accounting and legal fees incurred in connection with the preparation and filing of our registration statement on Form S-1.  We believe that these increased costs are associated with our efforts to become a public company. However, our administrative and overall general costs will continue to remain high now that our registration statement has been declared effective.  Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934. This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as the other filing requirements found in that Act. We will also incur additional expenses associated with the services provided by our transfer agent. In addition, to the work we are presently doing, we will need to focus our time and energy to complying with the Exchange Act. This will detract from our ability and efforts to develop and market the TK 6000 and future product and service offerings.

We anticipate incurring these additional expenses related to being a public company without receiving a substantial increase in revenues associated with this undertaking. Therefore, these additional expenses will not be offset by an increase in revenue. There is currently no public market for our common stock. We plan to have our common stock quoted on the Over the Counter Bulletin Board (the “OTCBB”), however, even if we become listed on the OTCBB, we do not anticipate having access to public investors. We will need to compensate for these additional costs associated with becoming a public company by revenues generated from our TK 6000 (when that product becomes marketable) or from the public or private sale of or equity securities, the procurement of advances from our majority shareholder, debt financing or short-term loans, or a combination of the foregoing. As discussed elsewhere in this report, we currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and meet these increased costs.

Interest Expense: Interest expense amounted to $165,618. Such amount represented (i) stipulated interest under our aggregate $2,600,000 face value convertible debentures,  (ii) the related amortization of premiums (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative Income : Derivative income amounted to $164,914. Such amount represents the change in fair value of liability-classified warrants (indexed to 14,400,000 shares of our common stock). As required by FAS 133, derivative financial instruments are required to be carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $2,100,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Discontinued Operations: Income (loss) from discontinued operations amounted to $0 and $186,128, respectively.  Income from discontinued operations  during 2008 is net of $168,083 related to the gain on sale of assets and $18,045 related to a gain on debt forgiveness of an unrelated third-party. Prior to its discontinuance, the former advertising business was a non-revenue producing development stage enterprise. During these periods, the discontinued business incurred compensation and general administrative costs. We have no continuing involvement with that business.

Net Income (Loss). The net income (loss) amounted to $(780,245), as compared to a net income of $186,128. The increase in net loss is primarily due to start up expenses associated with our status as a development stage enterprise.

Net Income (Loss) Per Common Share: We have applied the provisions in Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) in calculating our basic and diluted loss per common share. Basic loss per common share represents our net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. Applying this method,14,942,912 shares indexed to warrants were excluded from our computation because the effect was anti-dilutive. We computed the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded. Applying this method, 14,400,000 shares indexed to our convertible debentures were excluded from our computation because the effect was anti-dilutive.

Off-Balance Sheet Arrangements

We lease our principal office space under an arrangement that is an operating lease. Rent and associated occupancy expenses for the three months ended March 31, 2009 was $41,260 and year to date amounted to $82,520. Minimum non-cancellable future lease payments as of March 31, 2009, were as follows: 2009—$53,850 and 2010—$98,725.

We have warrants outstanding to purchase 14,942,912 shares of our common stock, 2,262,712 of which are classified in stockholders’ equity.

Critical Accounting Policies

The financial information contained in our comparative results of operations and liquidity disclosures has been derived from our financial statements included in this prospectus. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. The following significant estimates have made in the preparation of our consolidated financial statements and should be considered when reading our Management’s Discussion and Analysis:

•
Impairment of Long-lived Assets: Our Telecommunications equipment, other property and intangible assets are material to our financial statements. Further, they are subject to the potential negative effects arising from technological obsolescence. We evaluate our tangible and definite-lived intangible assets for impairment under Statement of Financial Accounting Standards No. 144  Accounting for the Impairment or Disposal of Long-Lived Assets  (SFAS 144) annually at the beginning of our fourth fiscal quarter or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. We have certain intangible assets that are not subject to amortization because they currently have indefinite lives. We are also required to evaluate whether these assets acquire a finite useful life annually and, if present, commence amortization thereof. Prior to that event, if ever, we evaluate intangible assets that are not subject to amortization under the guidance of Statement of Financial Accounting Standards No. 142 Goodwill and Intangible Assets (SFAS 142). Under this standard, the impairment test consists of a comparison of the fair values of the intangible assets with the respective carrying values. An impairment loss would be required for an excess in carrying value over the fair value on an asset-by-asset basis. Our estimates in making our impairment analysis and related decisions are highly subjective because they rely largely on the development of prospective financial information. These estimates are made by competent employees, using the best available information, under the direct supervision of our management.

•
Intangible assets: Our intangible assets require us to make subjective estimates about our future operations and cash flows so that we can evaluate the recoverability of such assets. These estimates consider available information and market indicators including our operational history, our expected contract performance, and changes in the industries that we serve.

•
Share-based payment arrangements: We currently intend to issue share-indexed payments in future periods to employees and non-employees. There are many valuation techniques, such as Black-Scholes-Merton valuation model that we may use to value share-indexed contracts, such as warrants and options. All such techniques will require certain assumptions that require us to develop forward-looking information as well as historical trends. For purposes of historical trends, we may need to look to peer groups of companies and the selection of such groups of companies is highly subjective. We intend to follow the available guidance (e.g. FAS 123R, SAB 107) in making these decisions. However, we will not know definitively our historical trends until our shares trade for periods consistent with the remaining terms of these instruments, which could be many years.

•
Common stock valuation: Estimating the fair value of our common stock is necessary in the preparation of computations related to acquisition, share-based payment and financing transactions. We believe that the most appropriate and reliable basis for common stock value is trading market prices in an active market. We will look to those values should our shares ultimately be listed and traded. Prior to that, we have utilized the income approach to enterprise valuation coupled with our common shares outstanding to estimate the fair value of our common stock per share. The income approach requires us to develop subjective estimates about our future operating performance and cash flows. It also requires us to develop estimates related to the discount rate necessary to discount future cash flows. As with any estimates, actual results could be different.

•
Derivative Financial Instruments: We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. The fair value of share-indexed derivatives will be significantly influenced by the fair value of our common stock (see Common Stock Valuation, above). Certain other elements of forward-type derivatives are significantly influenced by credit-adjusted interest rates used in cash-flow analysis. Since we are required to carry derivative financial instruments at fair value and make adjustments through earnings, our future profitability will reflect the influences arising from changes in our stock price, changes in interest rates, and changes in our credit standing.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquire, including the recognition and measurement of goodwill acquired in a business combination. SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS 141 R did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R)  (“SFAS 158”). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations or cash flows because we do not have a defined benefit plan for our employees.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51 .. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  Since we do not currently have any non-controlling interest consolidated in our financial statements, adoption of this standard will not have any material effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133  (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 will have a material effect on our financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5,  Accounting for Contingencies . FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP 00-19-2) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies . FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our financial position, results of operations or cash flows, because we have no current transactions that embody Registration Payment Arrangements, as defined in the standard.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock , which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending September 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have 14,379,712 warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ended December 31, 2009.

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008 (our fiscal year ending September 30, 2009).  The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard.  We computed and recorded a beneficial conversion feature in connection with our convertible debentures financing in our second quarter of 2009.

In April 2008, the FASB issued FSP No.FAS 142-3.  Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . We were required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We have evaluated the impact of FSP 142-3 on our financial position, results of operations and cash flows, and we believe that the established lives will continue to be appropriate under the FSP.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption of FSP APB 14-1 did not have a material impact on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 4-T  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operations of our disclosure controls and procedures as defined in Exchange Act Rule 13a – 15e.  The term “disclosure controls and procedures”, as defined in Rule 13a – 15e and 15d – 15e under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that the information is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate, to the allow timely decisions regarding required disclosures.  Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, have concluded that as of March 31, 2009 and as of the date of filing, the controls and procedures were effective at a reasonable assurance level and will continue to operate as designed.

We maintain certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a – 15f under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission of Internal Control – Integrated Framework.  Our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective based on these criteria.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of SEC that permit us to file management’s report only.

PART II                      OTHER INFORMATION

Item 1.   Legal Proceedings - None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2009, the Company issued 1,000,000 shares of its common stock to OmniReliant Corporation (“ORI”) pursuant to the terms of that certain Marketing and Distribution Agreement between the Company and ORI dated March 13, 2009 (the “Marketing Agreement”), as amended by that certain Letter Agreement dated June 25, 2009.  The Marketing Agreement required ORI to produce a direct response television commercial (i.e., an “infomercial”) for the Company to market and sell the Company’s product, the TK6000.  The Agreement is for a term of one year and renewable thereafter.  After the initial term, the Marketing Agreement may be terminated by either party upon 30 days prior written notice.  The Marketing Agreement grants ORI the exclusive right to market the Company’s product via direct response television commercials in the United States, however, the Company retained all other marketing and distribution rights for its products.  The Company paid ORI $100,000 for the costs associated with the production of the infomercial.  In addition, ORI will purchase media airtime to air the infomercial and the Company will reimburse ORI for these costs plus 10%.  The issuance of common stock to ORI pursuant to the terms of the Marketing Agreement was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.

Mr. Richard Diamond, a member of our Board of Directors, also serves as a director of OmniReliant Holdings, Inc., the parent corporation of OmniReliant Corporation.

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - NONE

Item 6.  Exhibits

Exhibit No.	Description
3.01(1)	Articles of Incorporation of Net Talk.com, Inc.
3.02(1)	Articles of Amendment to the Articles of Incorporation of Net Talk.com, Inc.
3.03(1)	Articles of Amendment to the Articles of Incorporation of Net Talk.com, Inc.
3.04(1)	Articles of Amendment to the Articles of Incorporation of Net Talk.com, Inc.
3.05(1)	Bylaws of Net Talk.com.
10.01	Marketing and Distribution Agreement between Net Talk.com, Inc. and OmniReliant Holdings, Inc. dated March 13, 2009 (2)
10.02	Letter Agreement between Net Talk.com, Inc. and OmniReliant Holdings, Inc. dated June 25, 2009 (2)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2009. (2)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 26, 2009. (2)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 26, 2009. (2)
32.02	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 26, 2009. (2)

(1)              Previously filed as an exhibit to the Form S-1, filed with the SEC on February 9, 2009 and incorporated herein by reference.

(2)              Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

By:	/s/ Anastasios Kyriakides
Anastasios Kyriakides, Chief Executive Officer

By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez, Chief Financial Officer

Dated: July 2, 2009