Form 10-Q
period 2009-06-30
NET TALK.COM, INC.
filed 2009-07-31
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The Registrant had 9,749,800 shares of Common Stock, par value $0.001 per share, outstanding as of July 27, 2009.

NetTalk.com, Inc.

Part I. Financial Information

Item 1. Financial Statements
NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Balance Sheets

	June 30,	September 30,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,637	$342,793
Inventory	114,928	-
Prepaid advertising	353,147	-
Total current assets	573,712	342,793

Telecommunication equipment and other property, net	695,240	749,767
Intangible assets, net	653,658	832,743
Deferred financing costs and other assets	173,624	23,730

Total assets	$2,096,234	$1,949,033

Liabilities and Stockholders' Deficit:
Accounts payable	$195,288	$13,753
Due to officer	100,000	-
Accrued expenses	79,000	10,000
Total current liabilities	374,288	23,753

Senior secured convertible debentures ($2,600,000 face value)	2,011,795	1,520,415
Derivative liabilities	841,864	563,400

Total liabilities	3,227,947	2,107,568

Stockholders' Deficit:
Preferred stock $.001 par value, 10,000,000 shares	-	-
authorized, none designated or issued
Common stock, $.001 par value, 300,000,000 shares	8,750	8,750
authorized, 8,749,800 issued and outstanding
Common stock yet to be issued	250,000	-
Additional paid in surplus	2,684,275	2,337,475
Accumulated deficit	(4,074,738)	(2,504,760)
Total stockholders' deficit	(1,131,713)	(158,535)

Total liabilities and stockholders' deficit	$2,096,234	$1,949,033

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Statements of Operations
Unaudited

			For the Period
			From Inception
	Three Months Ended		(May 1, 2006)
	June 30,		Through
	2009	2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Compensation and benefits	$92,500	$-	$1,893,800
Professional fees	95,296	-	794,221
Depreciation and amortization	134,263	-	282,447
Research and development	123,743		235,740
General and administrative expenses	112,160	-	308,613
Total operating expenses	557,962	-	3,514,821

Loss from continuing operations	(557,962)	-	(3,514,821)

Other income (expenses):
Interest expense	(160,830)	-	(351,918)
Derivative income	(73,944)	-	83,170
Interest income	3,002	-	9,522
	(231,772)	-	(259,226)

Loss from continuing operations before income taxes	(789,734)	-	(3,774,047)

Benefit for income taxes	-	-	8,033

Loss from continuing operations	(789,734)	-	(3,766,014)

Discontinued operations
Income (loss) from discontinued operations
(including gain on disposal of equipment of
$168,083 in 2008)	-	-	(308,725)

Net income (loss)	$(789,734)	$-	$(4,074,739)

Net loss per shares:

Continuing operations:
Basic and diluted	$(0.09)	$-

Weighted average shares, basic and diluted	8,749,800	599,800

Discontinued operations:
Basic and diluted	$-	$-

Weighted average shares, basic and diluted	8,749,800	599,800

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Statements of Operations
Unaudited

	Nine Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)

Compensation and benefits	$349,099	$-
Professional fees	231,721	-
Depreciation and amortization	267,822	-
Research and development	235,740
General and administrative expenses	258,876	-
Total operating expenses	1,343,258	-

Loss from continuing operations	(1,343,258)	-

Other income (expenses):
Interest expense	(326,448)	-
Derivative income	90,970	-
Interest income	8,757	-
	(226,721)	-

Loss from continuing operations before income taxes	(1,569,979)	-

Benefit for Income taxes	-	-

Loss from continuing operations	(1,569,979)	-

Discontinued operations (Note 11)
Income (loss) from discontinued operations
(including gain on disposal of equipment of
$168,083 in 2008)	-	186,128

Net income (loss)	$(1,569,979)	$186,128

Net loss per shares:

Continuing operations:

Basic and diluted	$(0.18)	$-

Weighted average shares, basic and diluted	8,749,800	599,800

Discontinued operations:
Basic and diluted	$-	$0.31

Weighted average shares, basic and diluted	8,749,800	599,800

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
Unaudited

			For the Period
			From Inception
			(May 1, 2006)
	Nine Months Ended June 30,		Through
	2009	2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)

Cash flow from operating activities:

Net income (loss)	$(1,569,978)	$186,128	$(4,074,739)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	88,738		95,142
Amortization	179,085		187,307
Amortization finance costs	43,880		44,548
Amortization premium on debentures	85,540		84,952
Fair value of derivatives	(90,970)		(83,170)
Issuance of common stock to officers as compensation	-		1,500,000
Issuance of common stock for consulting fees	-		537,500
Gain on sale of assets	-		(168,083)
Discontinued operations, net	-		71,820
Expenses financed costs	-		14,802
Deferred income taxes	-		(8,033)
Discontinued operations, net	-	(186,128)	-
Changes in assets and liabilities:
Changes in operating assets	(240,925)		(240,925)
Changes in operating liabilities	250,535		274,288
Net cash used in operating activities	(1,254,095)	-	(1,764,591)
Cash flow used in investing activities:
Acquisition of fixed assets	(34,211)	-	414,089
Proceeds loans from officer	-
Proceeds from sale of assets	-	-	85,812
Net cash used in investing activities	(34,211)	-	499,901
Cash flow used in financing activities:
Issuance of Senior Secured Debentures	951,150		951,150
Due to officer	100,000		100,000
Net cash used in investing activities	1,051,150	-	1,051,150
Changes in net assets - discontinued operations:
Operating activities	-		1,856
Investing activities	-		(95,419)
Financing activities	-		412,740
Net cash provided by discontinued operations	-	-	319,177
Net increase in cash	(237,156)	-	105,637
Cash and equivalents, beginning	342,793	-	-
Cash and equivalents, ending	$105,637	$-	$105,637

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
(A Development Stage Enterprise)
Condensed Statements of Cash Flows
Unaudited

			For the Period
			From Inception
			(May 1, 2006)
	Nine Months Ended June 30,		Through
	2009	2008	June 30, 2009
	(unaudited)	(unaudited)	(unaudited)
Supplemental disclosures:

Cash paid for interest	$121,000	$-	$121,000
Cash paid for income taxes	$-	$-	$-

Supplemental disclosures for non-cash items:

Property and equipment - addtion	$-	$-	$760,815
Intangible assets - addition	$170,924	$-	$1,011,888
Issuance of debentures	$405,840	$-	$1,426,254
Issuance of warrants	$411,352	$-	$974,752
Stock issued for note receivable	$-	$-	$15,000
Stock issued to placement agent	$-	$-	$11,457

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 1 - Organization and Basis of Presentation:

The accompanying unaudited financial statements as of June 30, 2009, including the three months ended June 30, 2009 and 2008, and nine months ended June 30, 2009 and 2008 and the period from inception (May 1, 2006) to June 30, 2009 are unaudited, but have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed financial information included in this report includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The financial statements included in this report should be read in conjunction with the annual financial statements and notes thereto included in our Registration Statement on Form S-1 and subsequent filings on Form 8-K filed with the Securities and Exchange Commission. The operations for the three months ended June 30, 2009 and nine months ended June 30, 2009 are not necessarily indicative of the results for our fiscal year ending September 30, 2009.

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

We are currently in the development stage, as that term is defined in Statement of Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS 7”). During this stage of our development, we are devoting substantially all of our efforts in developing the TK 6000 product and service offerings and the methods of addressing related markets where we will deploy this product. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development and deployment of our product. We have successfully completed our beta testing and will enter revenue generation status during the fourth quarter of our fiscal year.

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

Revenue Recognition

We are in our development stage and have not generated revenue on our principal product offering, the TK 6000. We are currently projecting revenue commencing during the fourth quarter of our fiscal year. The content and terms of our revenue producing arrangements is currently under development. Upon generating sales of our products, we will recognize revenue when the arrangement is evidenced, the price is fixed or determinable, we have delivered our products and services and collectability is reasonably assured. Our offering will consist of both customer premise equipment (“CPE”) and telephony services. That is, a multi-element revenue producing arrangement. Revenue recognition accounting for multi-element revenue producing arrangements is provided in EITF 00-12, Revenue Arrangements with Multiple Deliverables (“EITF 00-12”) and other interpretive guidance. Generally, revenue arrangements with multiple deliverables will require allocation of the aggregate revenue stream to the individual elements, usually based upon relative fair values. Upon allocation under this methodology, principles of revenue recognition are applied to each component. Accordingly, when we commence revenue generation, we will likely have multiple forms of revenue, including products and services.

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

Inventory

Inventories is stated at lower of cost or market and valued on a first-in, first-out basis (“FIFO”).

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Impairments and Disposals (Continued)

During the prior fiscal year, our management and Board of Directors approved the discontinuance and sale of our advertising business in order to devote all resources to the development of our VoIP offerings. We concluded that the advertising business constituted a component of our business, as defined in SFAS 144 and have presented the unit in the accompanying financial statements on the basis that (a) the operations and cash flows of the component have been eliminated from our ongoing operations as a result of the disposal transaction and (b) we have no significant continuing involvement in the operations of the component after the disposal transaction. See Note 12 for additional information about the disposal.

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

Research and Development and Software Costs

We expense research and development expenses, as defined in Statements on Financial Accounting Standards No. 2, Accounting for Research and Development Expense, as these costs are incurred. We account for our offering-related software development costs under Statements on Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”), which specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. As of June 30, 2009, we had not achieved technological feasibility as contemplated under SFAS 86 and, accordingly, our software costs were expensed as research and development.

			For the Period
			From Inception
	Three Months	Nine Months	(May 1, 2006)
	Ended	Ended	through
Components of Research and Development:	June 30, 2009	June 30, 2009	June 30, 2009

Product development and engineering	$47,175	$114,105	$114,105
Payroll and benefits	76,568	121,635	121,635
Total	$123,743	$235,740	$235,740

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

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

As of June 30, 2009, estimated fair values and respective carrying values of our secured convertible debentures are as follows:

	Financial
	Statement	Fair	Carrying
	Note	Value	Value
Financial Instruments

$1,000,000 12% Secured
Convertible Debenture	7	$1,014,002	$1,008,339
$ 500,000 12% Secured
Convertible Debenture	7	507,000	504,168
$ 600,000 12% Secured
Convertible Debenture	7	205,440	256,874
$ 500,000 12% Secured
Convertible Debenture	7	200,400	242,414
Total		$1,926,842	$2,011,795

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

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

	June 30,2009	September 30, 2008
Our derivative liabilities consist of the following:	(unaudited)

Class B Warrants, indexed to 10,400,000 shares of common stock:
$1,000,000, 12% Secured Convertible Debenture	$281,600	$375,600
$ 500,000, 12% Secured Convertible Debenture	140,800	187,800
$ 600,000, 12% Secured Convertible Debenture	212,544	-
$ 500,000, 12% Secured Convertible Debenture	206,920	-

Compound Derivative Financial Instruments:
$1,000,000, 12% Secured Convertible Debenture	-	-
$ 500,000, 12% Secured Convertible Debenture	-	-
$ 600,000, 12% Secured Convertible Debenture	-	-
$ 500,000, 12% Secured Convertible Debenture	-	-
Total	$841,864	$563,400

The following table summarizes the effects on our income associated with changes in the fair values of our derivative financial instruments by type for the Three and Nine Months Ended June 30, 2009 (unaudited) and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited):

			For the Period
			From Inception
	Three Months	Nine Months	(May 1, 2006)
	Ended	Ended	through
Derivative income (expense)	June 30, 2009	June 30, 2009	June 30, 2009

Class B Warrants, indexed to 10,400,000 shares of common stock:

$1,000,000, 12% Secured Convertible Debenture	$(36,800)	$94,000	$88,800
$ 500,000, 12% Secured Convertible Debenture	(18.400)	47,000	44,400
$ 600,000, 12% Secured Convertible Debenture	(9,504)	(13,883)	(13,883)
$ 500,000, 12% Secured Convertible Debenture	(9,240)	(36,147)	(36,147)

Compound Derivative Financial Instruments:
$1,000,000, 12% Secured Convertible Debenture	-	-	-
$ 500,000, 12% Secured Convertible Debenture	-	-	-
$ 600,000, 12% Secured Convertible Debenture	-	-	-
$ 500,000, 12% Secured Convertible Debenture	-	-	-
Total	$(73,944)	$90,970	$83,170

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

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

Fair Value Measurements

Fair value measurement requirements are embodied in certain accounting standards applied in the preparation of our financial statements. Significant fair value measurements resulted from the application of SFAS 133 to our secured convertible debenture and warrant financing arrangements described in Note 8, SFAS 123R to our share-based payment arrangements described in Note 9 and SFAS 142 to our business combination described in Note 4.

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

Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), permits entities to choose to measure many financial instruments and certain other items at fair value. It is effective for our fiscal year beginning October 1, 2008. At this time, we do not intend to reflect any of our current financial instruments at fair value (except that we are required to carry our derivative financial instruments at fair value). However, we will consider the appropriateness of recognizing financial instruments at fair value on a case by case basis as they arise in future periods.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

Advertising

In June 2009, we incurred prepaid advertising for the creation of an infomercial to be aired during the deployment and launching of our TK6000.  The deployment and launching of our TK6000 is projected for the fourth quarter of our fiscal year.  Upon airing our infomercial and deployment of our TK6000 we will expense the amount of $350,000 as advertising expense.  Prepaid advertising is made up of following items:

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS 141R did not have a material impact on our financial position, results of operations or cash flows.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued):

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements  (“EITF 00-19-2”) which addresses accounting for registration payment arrangements. EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our financial position, results of operations or cash flows, because we have no current transactions that embody Registration Payment Arrangements, as defined in the standard.

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 3 – Going Concern:

We have prepared our financial statements under the presumption that we will continue as a going concern for a reasonable period. However, as previously mentioned, we are currently in our development stage and, accordingly, we have not generated revenue nor do we expect to generate revenue until the fourth quarter of our fiscal year. During the three months ended June 30, 2009 and 2008, we generated losses of $789,734 and $0, respectively. During the nine months ended June 30, 2009 and 2008, we generated net income (loss) of $(1,569,979) and $186,128, respectively.  These conditions and negative trends raise substantial doubt about our ability to continue as a going concern.

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

Consideration for the acquisition consisted of a face value $1,000,000 convertible debenture, plus warrants to purchase 4,000,000 shares of our common stock. On the date of the Interlink Asset Group acquisition, we also entered into a financing agreement with the creditor that provided for the issuance of a face value $500,000 convertible debenture, plus warrants to purchase 2,000,000 shares of our common stock for net cash consideration of $448,300. These financial instruments, and our accounting therefore, are further addressed in Note 8.

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

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

In addition to our analysis that gave rise to the conclusion that the Interlink Asset Group did not constitute a business, we considered whether the two aforementioned financing arrangements should be combined for purposes of accounting for the acquisition. In reaching a conclusions that they should be combined we considered and gave substantial weight to the facts that (i) they were entered into contemporaneously and in contemplation of one another, (ii) they were executed with the same counterparty and the terms and conditions of the financial instruments and underlying contracts are substantially the same and (iii) there is otherwise no economic need nor substantive business purpose for structuring the transactions separately. Accordingly, for purposes of accounting for the Interlink Asset Group acquisition we have combined the financing arrangements associated with both the asset purchase and the cash financing arrangement. Accounting for the financial instruments arising from these arrangements is further discussed in Note 8.

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 4 - Interlink Asset Group Acquisition (Continued):
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

As more fully discussed in Note 9, we issued 6,000,000 shares of common stock to our new management team in connection with the Interlink Asset Group acquisition. These shares are compensatory in nature and are fully vested. We have valued the shares at $1,500,000, consistent with fair value measurements used elsewhere in our accounting, and recognized the expense in compensation for the period.

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

Note 5 - Inventories

The following table summarizes the components of our inventories:

	June 30, 2009	Sept. 30, 2008

Productive material, work in process and supplies	$114.928	$-
Finished product	-	-
Total	114,928	-

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 6 - Telecommunications Equipment and Other Property:

Telecommunications equipment and other property consist of the following:

	Life	June 30, 2009	September 30, 2008
		(unaudited)
Telecommunication equipment	7	$650,804	$641,460
Computer equipment	5	105,777	85,111
Office equipment and furnishing	7	23,759	19,559
Purchased software	3	10,041	10,041
Sub – total		790,381	756,171
Less: accumulated depreciation		(95,141)	(6,404)
Total		$695,240	$749,767

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease. Depreciation of the above assets amounted to $30,192 during the three months ended June 30, 2009 and $88,738 during nine months ended June 30, 2009. Commencing with our generation of revenue, a portion of our depreciation expense will be allocated to cost of sales.

Note 7 - Intangible Assets:

Intangible assets consist of following:	Life	June 30, 2009	September 30, 2008
		(unaudited)

Trademarks	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Domain names	2	7,723	7,723
		840,964	840,964
Less accumulated amortization		(187,306)	(8,221)
		$653,658	$832,743

Amortization of the above intangible assets amounted to $104,071 for the three months ended June 30, 2009 and $179,085 the nine  months ended June 30, 2009. Commencing with our generation of revenue, a portion of our depreciation expense will be allocated to cost of sales. The weighted average amortization period for the amortizable intangible assets is 3.3 years.

Estimated future amortization of intangible assets for each year ending June 30, 2009 is as follows:

2009	$59,695
2010	238,316
2011	226,210
2012	66,542
2013	62,895
$653,658

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 8 - Secured Convertible Debentures and Warrant Financing Arrangements:

Our convertible debentures consist of the following:	June 30, 2009	September 30, 2008
	(unaudited)
$1,000,000 face value, 12% secured convertible debenture, due
September 10, 2010, interest payable quarterly, secured by all assets	$1,008,339	$1,013,611
$500,000 face value, 12% secured convertible debenture, due
September 10, 2010, interest payable quarterly, secured by all assets	504,168	506,804
$600,000 face value, 12% secured convertible debenture, due
January 30, 2011, interest payable quarterly, secured by all assets	256,874	-
$500,000 face value, 12% secured convertible debenture, due
January 30, 2011, interest payable quarterly, secured by all assets	242,414	-
Total	$2,011,795	$1,520,415

Common shares indexed to the financial instruments issued
in our convertible debenture and warrant financing arrangements
are as follows:	June 30, 2009	September 30, 2008
	(unaudited)
Conversion feature embedded in the $1,000,000 face value,
12% secured convertible debenture, due September 10, 2010	4,000,000	$4,000,000
Class B warrants; $0.50 exercise price, expire September 13, 2013	4,000,000	4,000,000
Conversion feature embedded in the $500,000 face value,
12% secured convertible debenture, due September 10, 2010	2,000,000	2,000,000
Class B warrants; $0.50 exercise price, expire September 13, 2013	2,000,000	2,000,000
Conversion feature embedded in the $600,000 face value,
12% secured convertible debenture, due January 30, 2011	2,400,000	-
Class B warrants; $0.50 exercise price, expire January 30, 2014	2,400,000	-
Conversion feature embedded in the $500,000 face value,
12% secured convertible debenture, due January 30, 2011	2,000,000	-
Class B warrants; $0.50 exercise price, expire January 30, 2014	2,000,000	-
Class BD warrants; $0.50 exercise price, expire January 30, 2014	1,280,000	-
Total	22,080,000	$12,000,000

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 8 - Secured Convertible Debentures and Warrant Financing Arrangements (Continued)

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

The following table illustrates the initial allocation to the secured convertible debentures and warrants financing arrangements:

	$1,000,000	$500,000
Secured convertible debentures, issued September 10, 2008:	Financing	Financing

Secured convertible debentures	$1,014,102	$507,000
Class B warrants (classified as liabilities)	370,400	185,200
Compound derivative	-	-
Total	$1,384,502	$692,200

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 8 - Secured Convertible Debentures and Warrant Financing Arrangements (Continued):

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

Premiums on the secured convertible debentures arose from initial recognition at fair value, which is higher than face value. Premiums are amortized through credits to interest expense over the term of the debt agreement. Amortization of debt premiums amounted to $2,630 during the three months ended June 30, 2009 and $7,906 during the nine months ended June 30, 2009.

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

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 8 - Secured Convertible Debentures and Warrant Financing Arrangements (Continued):

2009 Convertible Debenture Financing (Continued)

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

2009 Convertible Debenture Financing

On January 30, 2009, we issued a $600,000 face value 12% secured convertible debenture, due January 31, 2011 and Class B warrants indexed to 2,400,000 shares of our common stock for net cash proceeds of $507,900, as part of the Security Purchase Agreement with Debt Opportunity Fund Ltd., dated January 30, 2009 .

On February 6, 2009, we issued a $500,000 face value 12% secured convertible debenture, due January 31, 2011 and Class B warrants indexed to 2,000,000 shares of our common stock for net cash proceeds of $443,250, as part of the Security Purchase Agreement with Debt Opportunity Fund Ltd., dated February 6, 2009.

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

Note 9 - Stockholders’ Deficit:

Share-based payments (employees):

On September 10, 2008, we issued 6,000,000 shares of common stock to our new management team in connection with the Interlink Asset Group acquisition (see Note 4). These shares are compensatory in nature and are fully vested. We have valued the shares at $0.25, consistent with fair value measurements used elsewhere in our accounting.

Officer	Shares	Expense
Anastasios Kyriakides, CEO	2,100,000	$525,000
Nicholas Kyriakides	600,000	150,000
Kenneth Hosfeld, EVP	1,100,000	275,000
Leo Manzewitsch, CTO	1,100,000	275,000
Guillermo Rodriguez, CFO	1,100,000	275,000
	6,000,000	$1,500,000

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 9 - Stockholders’ Deficit (Continued):

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

On July 9, 2009, we issued 1,000,000 shares of our common stock to non-employees for goods and services.

Consultant/Provider	Shares	Prepaid
Omni Reliant	1,000,000	$250,000

Warrants to purchase common stock:

On February 6, 2009, we issued Series C – 2 warrants to purchase 2,000,000 shares of our common stock in connection with financing transactions discussed in Note 8. These warrants have a strike price of $0.50 and expire five years from issuance. We also issued Series BD warrants to purchase 800,000 shares of our common stock in connection with financing transactions discussed in Note 7.

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

	Indexed Shares	Weighted Strike
October 1, 2006	-
Issued	3,262,712	$1.00
Exercised	-	-
Expired	-	-
September 30, 2007	3,262,712	$1.00
Issued	6,000,000	$0.50
Exercised	-	-
Expired	-	-
September 30, 2008	9,262,712	$0.68
Issued	5,680,000	$0.50
Exercised	-	-
Expired	-	-
June 30, 2009 (Unaudited)	14,942,912	$0.68

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 9 - Stockholders’ Deficit (Continued):

The weighted average remaining life of the aggregate warrants is 4.34 years.

Refer to Note 2 for income associated with the classification of warrants liabilities at three months ended
June 30, 2009, nine months ended June 30, 2009 and for the Period from Inception (May 1, 2006 through June 30, 2009).

Note 10 - Commitment and Contingencies:

Leases

We lease our principal office space under an arrangement that is an operating lease. Rent and associated occupancy expenses for the three and nine months ended June 30, 2009 was $41,760 and $124,280, respectively.

Minimum non-cancellable future lease payments as of June 30, 2009, were as follows: 2009—$26,925; 2010—$98,725.

Employment arrangements

We have entered into an employment agreement with our Chief Executive Officer, Anastasios Kyriakides and in  consideration of his services to us, we have agreed to pay him a base salary of $150,000 plus certain bonuses and awards if the Company achieves certain profitability levels and adopts certain incentive compensation plans. As of June 30, 2009, none of these incentive arrangements and plans had been realized. This agreement is effective through September 30, 2013.

Note 11 - Related Parties:

A company owned or controlled by a major shareholder of NetTalk.com, Inc., has provided services to us, as follows:

In June 2009, we incurred prepaid advertising for the creation of an infomercial to be aired during the deployment and launching of our TK6000.  The deployment and launching of our TK6000 is projected for the fourth quarter of our fiscal year.  Upon airing our infomercial and deployment of our TK6000 we will expense the amount of $350,000 as advertising expense.  Prepaid advertising is made up of following items:

Items	Amount

Cash payment	$100,000
Share-based payment (1,000,000 common shares)	250,000
Total	$350,000

At June 30, 2009, Due to officer amounted to $100,000, the amount is revolving and will be liquidated within one year.

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 12 - Discontinued Operations:

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

There are no assets or liabilities remaining at June 30, 2009 or December 31, 2008. The caption discontinued operations on our statements of operations reflects the following:

Three Months Ended June 30,
	2009	2008

Income from discontinued business	$-	$-
Loss from operations of discontinued business	$-	$-
Gain on sale of equipment	$-	$-

	Nine Month Ended June 30,
	2009	2008

Income from discontinued business	$-	$-
Loss from operations of discontinued business	$-	$18,045
Gain on sale of equipment	$-	$168,083

Note 13 - Income taxes

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

Accordingly, our interim financial information includes neither a provision nor a benefit. However, in accordance with the above standards, we are required to evaluate the accounting as to each quarterly reporting

NET TALK.COM, INC.
(A Development Stage Enterprise)
Notes to Financial Statements
for the Three and Nine Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and for the Period from Inception (May 1, 2006) through June 30, 2009 (unaudited)

Note 14 - Subsequent Events

2009 Convertible Debenture Offering

On July 20, 2009, we entered into a Securities Purchase Agreement with Debt Opportunity Fund, LLP (“DOF”) by which DOF purchased (a) 12% Senior Secured Convertible Debentures in the aggregate principal amount of $500,000; and (b) Series C Warrants to purchase 2,000,000 shares of common stock of the Company. The maturity date of the debentures is July 20, 2011 and each debenture bears interest on the principal amount outstanding and unpaid from time to time at a rate of 12% per annum from the date of issuance until paid in full. Interest is calculated on the basis of a 360-day year and paid for the actual number of days elapsed, and accrues and is payable quarterly or upon conversion (as to the principal amount then being converted). The debentures convert into shares of our common stock at the option of the holder at $0.25 per share (which conversion price is subject to adjustment under certain circumstances). The debentures are secured by a lien in all of the assets of the Company. The Series C Common Stock Purchase Warrants entitle the holders to purchase up to an aggregate of 2,000,000 shares of our common stock at an exercise price of ($0.50) per share. Each Series C Common Stock Purchase Warrant is exercisable, in whole or in part, at any time after issuance and before the close of business on the date five (5) years from the initial exercise date.

Midtown Partners & Co., LLC (“Midtown Partners”), an NASD registered broker dealer, acted as the placement agent for the Company in connection with the 2009 Convertible Debt Offering. In connection with the 2009 Convertible Debt Offering, we paid Midtown Partners a cash commission equal to $40,000 and issued a Series BD Common Stock Purchase Warrant to Midtown Partners entitling Midtown Partners to purchase 400,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share.

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

During our development stage, as discussed above, we will incur significant expenditures for research and development, arising both internally and externally. We currently estimate that research and development expenditures will amount to approximately $530,000 and $330,000 during our fiscal years ending September 30, 2009 and 2010, respectively. However, these levels are entirely predicated on the success of our financing efforts discussed in Liquidity and Capital Resources, below. We currently anticipate that we will be required to pay for our research and development with cash. However, to the extent that outside parties will entertain share-based payment arrangements, we will likely pursue negotiations on those lines.

We anticipate the TK 6000 will be available for distribution to the public by our fourth fiscal quarter of 2009. The TK 6000 will begin to generate revenues when it is sold and paid for by our potential customers.

We will begin to earn revenue from Carrier Access Billing (“CAB”) as soon as the TK 6000 is on the market. However, we expect to experience a delay in realizing those revenues. CAB is revenue we receive from allowing other service providers to use our telecommunication infrastructure. It is a surcharge we receive for allowing major carriers to use our infrastructure to reach the end phone user. We will begin accruing CAB revenues as soon as the TK 6000 is used by our customers and our infrastructure is used by other carriers. However, we will experience a delay in the receipt of those revenues while the original billing carrier collects that charge from its customers and allocates and distributes that amount to all CAB recipients. We anticipate experiencing a 30-60 day delay in receiving CAB revenues from the time the TK 6000 is put into service until we realize the revenues associated with the CAB charge.

Liquidity and Capital Resources

We have prepared our financial statements under the presumption that we will continue as a going concern for a reasonable period. However, we are currently a development stage company and, as such, we are devoting substantially all of our efforts in developing the TK 6000 product and service offerings and the methods of addressing related markets where we will deploy this product. We are also engaged in developing our business infrastructure and we are seeking capital to support the further development and deployment of our product. Accordingly, we have not generated revenue nor do we expect to generate revenue until approximately our fourth fiscal quarter of 2009. During the three months ended June 30, 2009 and 2008, we generated net loss of $(789,734) and $0, respectively.  During the nine months ended June 30, 2009 and 2008, we generated net income (losses) of $(1,569,979) and $186,128, respectively and have a cumulative net loss of $(4,074,739). We used cash in our operations in the amounts of $450,369 during the three months ended June 30, 2008 and $1,254,095 during the nine months ended June 30, 2009.  We used cash in our operations in the amounts of $1,764,591 during the period from inception (May 1, 2006) through June 30, 2009.

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

As of June 30, 2009, we had cash on hand of $105,637. Based on the current rate at which we are using capital, we believe that we will need to obtain a minimum in financing of approximately $2,000,000 to continue our current minimal operations for the next twelve (12) months. However, we believe that to fully implement the initial phase of our business plan, we will require financing in the amount of approximately $3,200,000. If we are able to obtain $3,200,000, we intend to continue our current operations, launch our main product and become fully operational during the next 12 months. We may seek to raise this additional capital through the public or private sale of our equity securities, the procurement of advances from our majority shareholder, debt financing or short-term loans, or a combination of the foregoing. We currently do not have any financing commitments (binding or non-binding) and we cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations and fully implement the initial phase of our business plan. If we do not secure at least $3,200,000 we will not be able to fully implement our business plan, and if we do not secure at least $2,000,000 we may not be able to continue our current minimal operations beyond the next twelve months and our business plan may fail.

Our largest operating expenditures currently consist of the following items: $14,500 per month on leasing our corporate office space (this includes our base rent and associated utility expenses, etc.) and $58,000 per month on payroll. We do not anticipate that our leasing costs will change substantially during the next 12 months. However, if we are successful in developing the TK 6000 we may incur additional payroll costs associated with hiring customer service and order processing support staff to assist us with those functions. Currently, our staff consists of ten full time and zero part time employees. We will also incur increased costs for phone components as the TK 6000 goes into production. However, we anticipate that the increase in components will be offset by the correlating increase in revenues.

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

We currently have Series A Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 3,099,712 shares of our common stock at an exercise price of $0.25 per share, Series B Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.50 per share, Series C Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 4,400,000 shares of our common stock at an exercise price of $0.50 per share and Series BD Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of up to 1,280,000 shares of common stock at an exercise price of ($0.50) per share. If the holders of our warrants exercise these warrants, we will receive aggregate proceeds of $6,414,928. Management has no way of knowing whether the holders of these warrants will choose to exercise their warrants. If the holders do not exercise the warrants, we will not receive any proceeds.

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

Currently, the conversion price of the Debentures is $0.25. Therefore, there are 10,400,000 shares of common stock currently issuable upon the conversion of the Debentures. Due to the full ratchet anti-dilution feature contained in the Debentures, the conversion price for the Debentures could adjust downward to $0.01 per share, resulting in us having to issue 260,000,000 shares of common stock upon conversion of the Debentures. If Vicis Capital Master Fund converts the Debentures our existing shareholders could suffer substantial dilution of their investment in terms of their percentage ownership as well as the book value of their shares of common stock.  We currently have 9,749,800 shares of common stock issued and outstanding.  If Vicis fully converts the debentures, whether upon our default under the Debenture or upon voluntary request by Vicis, the number of issued and outstanding common shares will more than double. As a result, our existing shareholders’ overall percentage of ownership in the Company will be substantially decreased.

Results of Operations

Comparison of Historical Results – Three Months Ended June 30, 2009 and 2008

Our continuing operating results for the three months ended June 30, 2009 reflect the operation of a developing business; therefore, they reflect certain start-up related expenses, and they are not indicative of the results of our operations that may be realized during full fiscal years (or interim periods thereof) of our future continuing operations.

Compensation and Benefits: Our compensation and benefits expense amounted to $92,500 for the three months ended June 30, 2009 as compared to $0 for three months ended June 30, 2008.  This amount represents normal salaries and wages paid to management members and employees.

Professional Fees: Our professional fees amounted to $95,296 for the three months ended June 30, 2009, as compared to $0 for the three months ended June 30, 2008.  This amount includes normal payments and accruals for legal, accounting and other professional services.

Depreciation and Amortization:  Depreciation and amortization amounted to $134,263 for the three months ended June 30, 2009, as compared to $0 for the three months ended June 30, 2008.  These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the quarter ended June 30, 2009, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development: Research and development costs amounted to $123,743 for the three months ended June 30, 2009 as compared to $0 for the three months ended June 30, 2008. Such amount represented product development and design and payroll and benefits allocated to the development of our TK6000.

Product development and engineering	$47,175

Payroll and benefits	76,668

Total	$123,743

General and Administrative Expenses. General and administrative expenses amounted to $112,160 for the three months ended June 30, 2009 as compared to $0 for the three months ended June 30, 2008 and consisted of general corporate expenses and certain other startup expenses.  General corporate expenses included $41,760 in occupancy costs.

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

Interest Expense: Interest expense amounted to $160,830 for the three months ended June 30, 2009 as compared to$0 for the three months ended June 30, 2008.  Such amount represented (i) stipulated interest under our aggregate $2,600,000 face value convertible debentures issued, (ii) the related amortization of premiums and (iii) the amortization of deferred finance costs.

Derivative Expense: Derivative income (expense) amounted to $(73,944) for the three months ended June 30, 2009 as compared to $0 for the three months ended June 30, 2008.  Such amount represents the change in fair value of liability-classified warrants (indexed to 14,400,000 shares of our common stock).  As required by FAS 133, derivative financial instruments are required to be carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $2,600,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Income Taxes: Income tax provision amounted to $0 and $0for the three months ended June 30, 2009 and 2008, respectively, due to our present operating losses.

Discontinued Operations: Income (loss) from discontinued operations amounted to $0 and $0, for the three months ended June 30, 2009 and 2008, respectively.  Prior to its discontinuance, the former advertising business was a non-revenue producing development stage enterprise. During these periods, the discontinued business incurred compensation and general administrative costs. We have no continuing involvement with that business.

Net Loss: The net loss amounted to $789,734 for the three months ended June 30, 2009, as compared to a net loss of $0 for the three months ended June 30, 2008, respectively. The increase in net loss is primarily due to start up expenses associated with our status as a development stage enterprise.

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

Comparison of Historical Results – Nine Months Ended June 30, 2009 and 2008

Our continuing operating results reflect that we are a developmental stage business with no revenues. Therefore, our operating results reflect certain start-up related expenses, and may not indicative of the results of our operations that may be realized during full fiscal years of our future continuing operations.

Compensation and Benefits: Our compensation and benefits expense amounted to $349,099 for the nine months ended June 30, 2009 as compared to $0for the nine months ended June 30, 2008.  This amount represents normal salaries and wages paid to management members and employees.

Professional Fees: Our professional fees amounted to $231,721 for the nine months ended June 30, 2009 as compared to$0for the nine months ended June 30, 2008. This amount includes normal payments and accruals for legal, accounting and other professional services.

Depreciation and Amortization: Depreciation and amortization amounted to $267,822 for the nine months ended June 30, 2009 as compared to $0for the nine months ended June 30, 2008.  These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the nine months ended June 30, 2009, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development: Research and development costs amounted to $235,740 for the nine months ended June 30, 2009 as compared to $0 for the nine months ended June 30, 2008. Such amount represented product development and design and payroll and benefits allocated to the development of our TK6000.

Product development and engineering	$114,105

Payroll and benefits	121,635

Total	$235,740

General and Administrative Expenses. General and administrative expenses amounted to $258,876 for the nine months ended June 30, 2009 as compared to$0for the nine months ended June 30, 2008 and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $124,280 in occupancy costs.

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

Interest Expense: Interest expense amounted to $326,448 for the nine months ended June 30, 2009 as compared to$0 for the nine months ended June 30, 2008. Such amount represented (i) stipulated interest under our aggregate $2,600,000 face value convertible debentures, (ii) the related amortization of premiums (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative Income : Derivative income amounted to $90,970 for the nine months ended June 30, 2009 as compared to $0for the nine months ended June 30, 2008. Such amount represents the change in fair value of liability-classified warrants (indexed to 14,400,000 shares of our common stock). As required by FAS 133, derivative financial instruments are required to be carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $2,100,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Discontinued Operations: Income (loss) from discontinued operations amounted to $0 and $186,128 for the nine months ended    June 30, 2009 and 2008, respectively.  Income from discontinued operations during 2008 is net of $168,083 related to the gain on sale of assets and $18,045 related to a gain on debt forgiveness of an unrelated third-party. Prior to its discontinuance, the former advertising business was a non-revenue producing development stage enterprise. During these periods, the discontinued business incurred compensation and general administrative costs. We have no continuing involvement with that business.

Net Income (Loss). The net income (loss) amounted to $(1,569,979) for the nine months ended June 30, 2009, as compared to a net income of $186,128 for the nine months ended June 30, 2008.  The increase in net loss is primarily due to start up expenses associated with our status as a development stage enterprise.

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

Off-Balance Sheet Arrangements

We lease our principal office space under an arrangement that is an operating lease. Rent and associated occupancy expenses for the three months ended June 30, 2009 was $41,760 and during nine months ended June 30, 2009 was $124,280.                              Minimum non-cancellable future lease payments as of June 30, 2009, were as follows: 2009—$26,925 and 2010—$98,725.

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

We had no changes in or disagreements with our accountants.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable to smaller reporting companies.

Item 4-T  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II                      OTHER INFORMATION

Item 1.                      Legal Proceedings - None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

2009 Convertible Debenture Offering

On July 20, 2009, we entered into a Securities Purchase Agreement with Debt Opportunity Fund, LLP (“DOF”) by which DOF purchased (a) 12% Senior Secured Convertible Debentures in the aggregate principal amount of $500,000 (the “Debentures”); and (b) Series C Warrants to purchase 2,000,000 shares of common stock of the Company. The maturity date of the debentures is July 20, 2011 and each debenture bears interest on the principal amount outstanding and unpaid from time to time at a rate of 12% per annum from the date of issuance until paid in full. Interest is calculated on the basis of a 360-day year and paid for the actual number of days elapsed, and accrues and is payable quarterly or upon conversion (as to the principal amount then being converted). The debentures convert into shares of our common stock at the option of the holder at $0.25 per share (which conversion price is subject to adjustment under certain circumstances). The debentures are secured by a lien in all of the assets of the Company. The Series C Common Stock Purchase Warrants entitle the holders to purchase up to an aggregate of 2,000,000 shares of our common stock at an exercise price of ($0.50) per share. Each Series C Common Stock Purchase Warrant is exercisable, in whole or in part, at any time after issuance and before the close of business on the date five (5) years from the initial exercise date.

The following events constitute events of default under the Debentures: (i) failure to pay any interest or principal payment when due; (ii) failure to observe any covenant contained in the secured debenture or the purchase agreement that we executed in connection with the issuance of the Debentures; (iii) the occurrence of an event of default by us under any other material agreement or lease; (iv) entry of a judgment against us in excess of $150,000; and (v) the appointment of a receiver, the filing of bankruptcy by us, or if we otherwise become insolvent. Payment on all of our secured debentures is secured by a lien in all of our assets. If we fail to repay the secured debentures on their respective maturity dates or if an event of default occurs under the Debentures for any other reason, it may result in a material adverse effect on our business operating results and financial condition as DOF may foreclose on our assets in an effort to be repaid amounts due under the secured debentures. Additionally, if we seek to prepay the secured debentures, we must pay a prepayment penalty equal to 110% of the then outstanding principal, plus all other amounts due.

The Debentures contain full ratchet anti-dilution price protection; therefore, if we issue a security at a price per share less than the current conversion price in effect for the Debentures, the conversion price will adjust downward (i.e. if we sell a security for $0.10 per share, the price at which our Debentures converts to common stock will decrease from $0.25 to $0.10).

The Debentures contain negative covenants that prohibit us from taking certain corporate actions without the prior written consent of the holder of the Debentures, DOF. We cannot take the following actions without DOF’s consent while the Debentures remain outstanding: (i) incur any additional indebtedness or allow any lien to be filed against our assets, except in certain limited instances; (ii) amend our articles of incorporation or bylaws in a manner that adversely effects the holder of our secured debentures; (iii) repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents from any security holder, except in certain limited instances; (iv) enter into any transactions with our executive officers, directors or affiliates; (v) increase our executive officers’ salary or bonus more than 15% from what was paid in the previous year; or (vi) pay cash dividends or distributions on any of our equity security. We are currently in compliance with these restrictive covenants.

Midtown Partners & Co., LLC (“Midtown Partners”), an NASD registered broker dealer, acted as the placement agent for the Company in connection with the 2009 Convertible Debenture Offering. In connection with the 2009 Convertible Debenture Offering, we paid Midtown Partners a cash commission equal to $40,000 and issued a Series BD Common Stock Purchase Warrant to Midtown Partners entitling Midtown Partners to purchase 400,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share.

The Company also entered into Registration Rights Agreements dated July 20, 2009, to register the common stock underlying the 12% Senior Secured Convertible Debentures, the Series C Common Stock Purchase Warrants and the Series BD Common Stock Purchase Warrants for resale with the SEC for the benefit of purchasers of the Company’s 12% Senior Secured Convertible Debentures, Series C Common Stock Purchase Warrants and Series BD Common Stock Purchase Warrants. The Registration Rights Agreement provides the holders of the Debentures, the Series C Common Stock Purchase Warrants and the Series BD Common Stock Purchase Warrants with piggy-back registration rights.  As such, if the Company registers any of its securities for public sale, including pursuant to any stockholder-initiated demand registration (but excluding any registration statement filed on Form S-4 or S-8), these holders have the right to include their shares in the registration statement.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4.                      Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information – None.

Item 6.                      Exhibits

Exhibit No.	Description

3.01(1)	Articles of Incorporation of Net Talk.com, Inc.
3.02(1)	Articles of Amendment to the Articles of Incorporation of Net Talk.com, Inc.
3.03(1)	Articles of Amendment to the Articles of Incorporation of Net Talk.com, Inc.
3.04(1)	Articles of Amendment to the Articles of Incorporation of Net Talk.com, Inc.
3.05(1)	Bylaws of Net Talk.com.
10.01(2)	Securities Purchase Agreement dated as of July 20, 2009 by and among the Company and Debt Opportunity Fund, LLLP.
10.02(2)	Form of 12% Senior Secured Convertible Debenture due July 20, 2011.
10.03 (2)	Form of Series C Common Stock Purchase Warrant.
10.04 (2)	Form of Series BD Common Stock Purchase Warrant.
10.05 (2)	Registration Rights Agreement dated July 20, 2009.
31.01(2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009.
31.02(2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009.
32.01(2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009.
32.02(2)	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July30, 2009.

(1) Previously filed as an exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission dated February 9, 2009.

(2) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

	By:	/s/ Anastasios Kyriakides
Anastasios Kyriakides, Chief Executive Officer

	By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez, Chief Financial Officer

Dated: July 31, 2009