Form 10-K
period 2009-09-30
NET TALK.COM, INC.
filed 2009-12-14
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-53668

NET TALK.COM, INC.
 (Exact name of registrant as specified in its charter)

Florida	20 – 4830633
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 NW 163rd Drive, Miami, FL	33169
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (305) 621 1200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	OTCBB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                     Accelerated filer [  ]

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                            Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No X

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of March 31, 2009, the last business day of the registrant’s most recently completed fiscal quarter, was $0.25 .  For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 14, 2009
Common Stock, $0.001 par value per share	9,719,800 shares

Net Talk.com, Inc.

Form 10-K

For the fiscal year ended September 30, 2009

Forward Looking Statements

Certain statements contained in this annual report on Form 10-K and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “ seek, ” “ anticipate, ” “ believe, ” “ estimate, ” “ expect, ” “ intend, ” “ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue, ” “ may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

●	whether or not a market for our products and services develop and, if a market develops, the pace at which it develops;

●	our ability to successfully sell our products and services if a market develops;

●	our ability to attract the qualified personnel to implement our growth strategies;

●	our ability to develop sales and marketing capabilities;

●	the accuracy of our estimates and projections;

●	our ability to fund our short-term and long-term financing needs;

●
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

Part I

Item 1.  Business

Company and Business

We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main product is the TK 6000, an analog telephone adapter that provides connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”).

Our TK 6000 and its related services is a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  The TK 6000 provides one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to the TK 6000 are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

History and Overview

We are a Florida corporation, incorporated on May 1, 2006 under the name Discover Screens, Inc. (“Discover Screens”).

Prior to September 10, 2008, we were known as Discover Screens, a development-stage company, dedicated to providing advertising through interactive, audiovisual, information and advertising portals located in high-traffic indoor venues. Our name and business operations changed in a series of transactions beginning in December of 2007. Pursuant to an asset purchase agreement dated December 30, 2007, we sold all of the assets associated with the advertising business as a going concern to Robert H. Blank, who was then our President and Chief Operating Officer. Following that transaction, we ceased all existing operations, and from December 30, 2007 to September 9, 2008, we owned nominal assets and generated no revenue. In February of 2008, Mr. Blank resigned as officer and director.

On September 9, 2008, Robin C. Hoover, our sole remaining officer and director, appointed four new members to the Board of Directors, Anastasios Kyriakides, Kenneth Hosfeld, Guillermo Rodriguez and Leo Manzewitsch. Mr. Hoover then resigned as an officer and director. Mr. Richard Diamond was appointed by the Board of Directors to fill the vacancy left by Mr. Hoover’s resignation.  Mr. Diamond resigned as a director of the Company, effective November 23, 2009.

On September 10, 2008, we changed our name from Discover Screens, Inc. to Net Talk.com, Inc. On September 10, 2008, we entered into a Contribution Agreement with Vicis Capital Master Fund (“Vicis”) by which Vicis contributed certain operating assets to the Company in exchange for (a) a 12% Senior Secured Convertible Debenture in the principal amount of $1,000,000; and (b) a Series B Warrant to purchase 4,000,000 shares of common stock of the Company. Also on September 10, 2008, the Company entered into a Securities Purchase Agreement with Debt Opportunity Fund, LLP (“DOF”) by which DOF purchased (a) a 12% Senior Secured Convertible Debenture in the principal amount of $500,000; and (b) a Series B Warrant to purchase 2,000,000 shares of Common Stock of the Company.

On September 10, 2008, we acquired certain tangible and intangible assets, formerly owned by Interlink Global Corporation (“Interlink”), (the “Interlink Asset Group”) directly from Interlink’s creditor who had seized the assets pursuant to a Security and Collateral Agreement. Our purpose in acquiring these assets, which included employment rights to the executive management team of Interlink, who now currently serve as our officers, was to advance the TK 6000 VoIP Technology Program, which Interlink launched in July 2008. Accordingly, these assets substantially comprise our current business assets and the infrastructure for our future operations. Contemporaneously with this purchase, we executed an assignment and intellectual property agreement with Interlink that served to perfect our ownership rights to the assets.

Consideration for the acquisition consisted of a face value $1,000,000 convertible debenture, plus warrants to purchase 4,000,000 shares of our common stock. On the date of the Interlink Asset Group acquisition, we also entered into a financing agreement with the DOF (as described above) that provided for the issuance of a face value $500,000 convertible debenture, plus warrants to purchase 2,000,000 shares of our common stock for net cash consideration of $448,300. In connection with this acquisition, we issued 6,000,000 shares of common stock to our new management team in connection with the Interlink Asset Group acquisition.

Our Strategy

We continue to improve and enhance the following factors in building and expanding our customer base:

●	Deployment and distribution of our main product TK 6000 device.

●
Attractive and innovative value proposition.  We offer our customers an attractive and innovative value proposition: a portable telephone replacement with multiple and unique features that differentiates our services from the competition.

●
Innovative, high technology and low cost technology platform.  We believe our innovative software and network technology platform provides us with a competitive advantage over our competition and allows us to maintain a low cost infrastructure relative to our competitors.

Plan of Operation

We provide, sell and supply commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. We are developing our business infrastructure and new products and services.

Our Product

At this time, our main product is the “TK 6000”. The TK 6000 is designed to provide specifications unique to each customer’s existing equipment. It allows the customer full mobile flexibility by being able to take internet interface anywhere the customer has an internet connection. The TK 6000 has the following features:

A Universal Serial Bus (“USB”) connection allowing the interconnection of the TK 6000 to any computer. The USB connection results in shared power between the TK 6000 and the host computer.

In addition to the USB power source option, the TK 6000 will also have an external power supply allowing the phone to independently power itself when not connected to a host computer;

Unlike most VoIP telephone systems, the TK 6000 has a standalone feature allowing it to be plugged directly into a standard internet connection.

The TK 6000 is a compact, space-efficient product.

The TK 6000 has an interface component so that the customer can purchase multiple units that can communicate with each other allowing simultaneous ringing from multiple locations.

Our product is portable and allows our customers to make and receive phone calls with a telephone anywhere  broadband internet connection is available.  We transmit the calls using Voice over Internet Protocol “VOIP” technology, which converts voice signals into digital data transmissions over the internet.

Our Services

Our business is to provide products and services that utilize Voice Over Internet Protocol, which we refer to as “VoIP.” VoIP is a technology that allows the consumer to make telephone calls over a broadband internet connection instead of using a regular (or analog) telephone line. VoIP works by converting the user’s voice into a digital signal that travels over the internet until it reaches its destination. If the user is calling a regular telephone line number, the signal is converted back into a voice signal once it reaches the end user. Our business model is to develop and commercialize software technology solutions for cost effective, real-time communications over the internet and related services.

Services provided or to be provided:

Text to phone reminder service. We are currently developing a service that will allow VoIP to synchronize  with the customer’s data base schedule management system (such as Microsoft Office Outlook © ).   Our goal is to develop a service that will call the customer at a pre-designated time to provide an audio  reminder of that day’s agenda to the customer. By offering this service at a low price point of less than five  dollars per month we hope to appeal to a broad customer base. This software is currently under development.

Free conference server. This product is currently available to all our customers.

Future Voice Message Delivery. This service allows the user to record a voice message which will be delivered to a recipient at a later date and time specified by the user.

Speech to text services for the hearing impaired. This is a standalone service that will allow the hearing impaired  to receive real time conversion of incoming voice signals into text displayed on an incorporated display panel.

Marketing

We have developed direct sales channels, as represented by web sites and toll free numbers.  Our direct sales channels are supported by highly integrated advertising campaigns across multiple media such as infomercials, television and other media channels.   Our website is www.nettalk.com, our telephone number is 305 621 1200 and our fax number is 305 621 1201.

Our primary source of revenue is the sale and distribution of our TK 6000 product.  We also generate revenue from the sale of accessories to our product and international long distance monthly charges that are billed to our customers.

Advertising

Our goal is to position ourselves as a premier supplier of choice for VoIP services. Our current business strategy is to focus our advertising dollars on our home market in South Florida.  Our advertising will consist of mass marketing campaigns focusing on television infomercials for the South Florida market and other states including cable television channels. We have been running infomercial since July 2009 at the present time the infomercials are running through the United States on a routinely basis every week.

Customers

Our customers are made up of residential and small businesses. We anticipate that future services will appeal to our existing customers and hope that our additional phone products and services will provide a complete phone package experience to our customers.

Our target audience is individual consumers and small businesses looking to lower their current cost of telecommunications. We are also reaching a large audience with our websites. We hope that consumers will find our websites by doing an internet search for VoIP service providers. We also use other means of advertising such as direct to consumer sales, ecommerce and wholesale sales to retail stores.

Geographic Markets

Our primary geographic market is our home market of South Florida. Our target audience are  individual consumers and small businesses looking to lower their current cost of telecommunications.  We also expect to reach a large audience with our websites. We hope that consumers will find our websites by doing an internet search for VoIP service providers. We will also use other means of advertising such as direct to consumer sales, ecommerce and wholesale sales to retail stores.

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in thirty-five states, as follows:

Alabama	Georgia	Massachusetts	New Mexico	South Dakota
Arizona	Idaho	Minnesota	New York	Texas
Arkansas	Illinois	Montana	North Carolina	Utah
California	Indiana	Nebraska	North Dakota	Vermont
Connecticut	Kansas	Nevada	Ohio	Washington DC
Delaware	Kentucky	New Jersey	Oregon	Washington
Florida	Maryland	New York	Pennsylvania	Wisconsin

It is our intent to focus our expansion on the geographic markets in which we have been granted CLEC Licenses. We also intend to expand our market place to reach customers worldwide.

The Industry

In the past decade, the use of the internet for all purposes has exploded.  VoIP is a technology that enables communications over the internet through the compression of voice, video and/or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end of the transmission. Since the introduction of the first VoIP technology in the mid 1990s, the quality and clarity of VoIP connections have continued to evolve and improve.   Perhaps the biggest jump in VoIP quality came with the introduction of SIP, or Session Initiation Protocol. SIP is a text-based protocol suitable for integrated voice-data applications. Today SIP is the predominant industry standard for establishing multimedia communications over the Internet. As the clarity and quality of VoIP services have increased, so has the acceptance of VoIP by consumers.

As a result of the potential cost savings and added feature availability of VoIP, consumers, industry leaders and traditional telecommunication service providers see VoIP as the future of telecommunications.  Factors that have been contributing to the boom in VoIP use include: (a) increased consumer demand for lower cost telephone services; (b) increased demand for long distance services as the market place becomes increasingly global; (c) improved reliability and quality of VoIP due to technological advances; and (d) innovations that allow services for VoIP users that are not available in traditional telephone services. These factor, and others, have resulted in various service providers and consumers exploring VoIP alternatives to traditional analog phone services.

Our Competition

The communications industry is highly competitive and significantly affected by regulatory changes, technology evolution, marketing strategies, and pricing decisions of the larger industry participants.  The market for our services is evolving rapidly and is subject to shifting customer demands and the introduction of new products and services. Our current and potential competitors come from different market sectors and vary in size and scope with respect to the products and services that they offer or intend to offer in the future.

One of our competitors in the domestic market is traditional telephone service providers that are increasingly adding advanced service features to traditional telephone services. Domestic telephone providers have the advantage of having strong name recognition, large research and development budgets and existing service and market networks.

In addition, numerous vendors sell products and services using VoIP technology. Our competitors use innovations such as Analogue Terminal Adapters, or ATAs, to connect an analogue telephone to a VoIP network. Sometimes referred to as VoIP Gateways, these devices are widely advertised and sold. Sales are conducted by many different methods, including internet and infomercial sales, and barriers to entry into the business are low.

We also face competition from alternative communication methods such as internet, fax providers and voice mail service providers.

Many of our competitors may be better established, larger and better financed than us, and are able to use their visibility and substantial marketing resources to attract customers. In particular, many of our competitors are large, established network service providers that are able to market and distribute enhanced communication services within their already large base of subscribers. As a result, these competitors maybe able to adapt more quickly to new or emerging technologies  and changes in customer requirements.  They may also be able to devote greater resources to the promotion and sale of their products.  Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive.

We differentiate our services from those offered by our competitors by offering exceptional customer service and lower cost alternatives. We have worked hard to control the development costs associated with the TK 6000. We have done this by choosing phone components and component vendors that are economical but do not compromise on quality. We have developed and marketed our own products and services, rather than simply reselling another manufacturer’s innovations. Finally, our TK 6000 product is a standalone phone product that does not require the user to first invest in a computer. For these reasons, we know that our TK 6000 product is a lower cost alternative to similar telephone products currently being marketed. Because we are engaged in the same cost saving measures for the services we offer, we are able to offer those services at a competitive price.

Our products and services are user friendly and convenient for our customers. For example, our packaging includes detailed, user friendly instructions and diagrams to allow for easy installation and activation. We have distinguished ourselves from our main competitors through the level of customer service offered  to our consumers following their purchase or our products or services. Currently, our competitors only offer customer service through an email query program. This does not allow the customer to receive rapid, real-time problem solving assistance in the event our competitor’s product or service fails. In contrast, we established a customer service online forum where our users can post their questions and read other users’ responses. The forum has key word or key phrase search option so that our customers can easily find a solution to the problem they are experiencing. Our forum is moderated by one of our development engineers to ensure that all questions are being properly addressed and issues resolved.  We also offer a pay-per-use live customer support hotline. By paying a fee, either per minute or per call, our customers are able to reach a support specialist to get a direct answer to their questions.  This allows us to provide superior customer service, while still keeping our costs low.

Government Regulation

As a telecommunications supplier, we are subject to extensive government regulation. The majority of our government regulation comes from the Federal Communications Commission (the “FCC”).

Telecommunications is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business and amounts paid to us for our services. We cannot predict the future of federal, state and local regulations or legislation, including FCC regulations.

Federal Communications Commission (“FCC”) regulation

The FCC is an independent United States government agency. The FCC was established by the Communications Act of 1934 and is charged with regulating interstate and international communications by radio, television, wire, satellite and cable. The FCC’s jurisdiction covers all fifty states, the District of Columbia and U.S. possessions.

The FCC works to create an environment promoting competition and innovation to benefit communications customers. Where necessary, the FCC has acted to ensure VoIP providers comply with important public safety requirements and public policy goals.

Interconnected VoIP providers must comply with the Commission’s Telecommunications Relay Services (TRS) requirements, including contributing to the TRS Fund used to support the provision of telecommunications services to persons with speech or hearing disabilities, and offering 711 abbreviated dialing for access to relay services. Interconnected VoIP providers and equipment manufacturers also must ensure that, consistent with Section 255 of the Communication Act, their services are available to and usable by individuals with disabilities, if such access is readily achievable.

Finally, the FCC now requires interconnected VoIP providers and telephone companies that obtain numbers from them to comply with Local Number Portability (LNP) rules. These rules allow telephone, and now VoIP, subscribers that change providers to keep the subscribers telephone numbers provided that they stay in the same geographic area. VoIP providers must also contribute to funds established to share LNP and numbering administrative costs among all telecommunications providers benefiting from these services.

The FCC monitors and investigates complaints against VoIP providers and, if necessary, can bring enforcement actions against VoIP providers that do not comply with applicable regulations.

State Telecommunication Regulation

We are also registered with the Florida Public Utilities Commission as a Competitive Local Exchange Carrier (“CLEC”) and Interexchange (“IXC”) Carrier.

In Florida, a “competitive local exchange carrier” is defined as any company, other than an incumbent local exchange company, certificated by the Public Service Commission to provide local exchange telecommunication services in the state of Florida on or after July 1, 1995. CLEC companies providing services in Florida after July 1, 1995, must be certificated by the Florida Public Service Commission, and competitive local exchange companies are required to file a price list specifying their rates and charges for basic local telecommunication services.

Florida, as well as other states, also regulates providers of Interexchange Telecommunications (“IXC”).  The Florida Public Service Commission includes the following as examples of IXC providers: (1) operator service providers; (2) resellers; (3) switchless re-billers; (4) multi-location discount aggregators; (5) prepaid debit card providers; and (5) facilities based interexchange carriers. Section 364.02(13) of the Florida Statutes requires IXCs to provide current contact information and a tariff to the Florida Public Service Commission.

We have applied and or received CLEC and IXC registrations in 35 states including:

Alabama	Georgia	Massachusetts	New Mexico	South Dakota
Arizona	Idaho	Minnesota	New York	Texas
Arkansas	Illinois	Montana	North Carolina	Utah
California	Indiana	Nebraska	North Dakota	Vermont
Connecticut	Kansas	Nevada	Ohio	Washington DC
Delaware	Kentucky	New Jersey	Oregon	Washington
Florida	Maryland	New York	Pennsylvania	Wisconsin

The law relating to regulation of VoIP technology is in a flux. In recent court cases, other VoIP providers have challenged whether state regulations can be applied to VoIP technology or whether such regulation has been preempted by the Telecommunications Act of 1996 and other Federal laws. At least one of our competitors has successfully fought the application of state laws to VoIP technology. However, to be cautious, we will continue to obtain a competitive local exchange carrier license from each state in which we conduct business. An added advantage of obtaining a CLEC license from each state is that we can obtain an operational carrier number from the North American Numbering Plan Administration. The operational carrier number will allow us to assign our customers telephone numbers in the area code in which they reside.

Employees

We employ nine full-time and no part-time employees. None of our employees is subject to a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Intellectual Property

We regard our domain names, patents, trademarks, copyrights, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights.

We have filed 2 patent applications with the United States Patent and Trademark Office for the technology associated with our products. We also have software under development by our employees, subcontractors and consultants.

The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued or that our issued patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology. We similarly face the risk that any patents issued to us might be infringed or designed around by others.

Research and Development

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time our main product TK6000 is being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing cost and are expensed accordingly.

Item 1 A. Risk factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Annual Report. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

Risks Relating to Our Business:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $2,737,817  and $2,009,907 for the years ended September 30, 2009 and 2008, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated December 3, 2009, our independent auditors stated that our financial statements for the year ended September 30, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have received a limited amount of revenues from operations and have limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration stage. Our success is significantly dependent on a successful acquisition, drilling, completion and production program. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. KYRIAKIDES OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED PERSONNEL HAVING EXPERIENCE IN THE OIL AND GAS INDUSTRY, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued services of Mr. Anastasios Kyriakides, our Chief Executive Officer. Loss of the services of Mr. Kyriakides could have a material adverse effect on our growth, revenues, and prospective business. In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel having experience in the oil and gas business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

-    that a broker or dealer approve a person's account for transactions in penny stocks; and
-    the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

-   obtain financial information and investment experience objectives of the person; and
-   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

-   sets forth the basis on which the broker or dealer made the suitability determination; and
-   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK .

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND REQUIRE ADDITIONAL MANAGEMENT RESOURCES, AND WE STILL MAY FAIL TO COMPLY.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. .. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

WE ISSUED A SERIES OF 12% SENIOR SECURED CONVERTIBLE DEBENTURES IN THE AGGREGATE PRINCIPAL AMOUNT OF $4,200,000, ALL OF WHICH ARE CURRENTLY HELD BY VICIS CAPITAL MASTER FUND, AS FOLLOWS:

$1,000,000 is due on September 10, 2010,
$   500,000 is due on September 10, 2010,
$   600,000 is due on January 30, 2011,
$   500,000 is due on January 30, 2011,
$   500,000 is due on July 20, 2011, and
$1,100,000 is due on September 30, 2011.

Payment on all of our secured debentures is secured by a lien in all of our assets. If we fail to repay the secured debentures on their respective maturity dates or if an event of default occurs under the secured debenture for any other reason, it may result in a material adverse effect on our operating results and financial condition as Vicis Capital Master Fund may foreclose on our assets in an effort to be repaid amounts due under the secured debentures. Additionally, if we seek to prepay the secured debentures, we must pay a prepayment penalty equal to 110% of the then outstanding principal, plus all other amounts due.

The following events constitute events of default under the secured debentures held by Vicis Capital Master Fund: (i) failure to pay any interest or principal payment when due; (ii) failure to observe any covenant contained in the secured debenture or the purchase agreement that we executed in connection with the issuance of the secured debenture; (iii) the occurrence of an event of default by us under any other material agreement or lease;  (iv) entry of a judgment against us in excess of $150,000; and (v) the appointment of a receiver, the filing of bankruptcy by us, or if we otherwise become insolvent. Additionally, if we seek to prepay the secured debentures, we must pay a prepayment penalty equal to 110% of the then outstanding principal, plus all other amounts due. The secured debentures contain negative covenants that prohibit us from taking certain corporate actions without  the prior written consent of the holder of the secured debentures, Vicis Capital Master Fund. We cannot take the following actions without Vicis Capital Master Funds’ consent while the secured debentures remain outstanding:   (i) incur any additional indebtedness or allow any lien to be filed against our assets, except in certain limited instances; (ii) amend our articles of incorporation or bylaws in a manner that adversely effects the holder of our secured debentures; (iii) repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents from any security holder, except in certain limited instances; (iv) enter into any transactions with our executive officers, directors or affiliates; (v) increase our executive officers’ salary or bonus more than 15% from what was paid in the previous year; or (vi) pay cash dividends or distributions on any of our equity security.

Item 2. Properties

Description of properties

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  This office consists of approximately 1,000  square feet, which we rent for $8,975 per month.  Future minimum payments for the year ending September 30, 2010 is $107,700 .  Our lease terminates August 31, 2010.  This facility is suitable for our purposes and is expected to accommodate our needs for the foreseeable future.

Interconnection Leasing Agreements

The Company will be entering into lease arrangements to provide interconnection services in multiple states.  “Interconnection services” is defined in the Telecommunications Act of 1996 (the “Telecommunications Act”) as the linking of two telecommunication systems so that users of either system may utilize the system components of the other. Pursuant to the FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with incumbent local exchange carriers to obtain access to facilities. Facilities leasing occurs where one network service provider leases the facilities of another network service provider to provide services to end users. We currently have executed two interconnection leasing agreements and are negotiating an interconnection leasing agreement with other major hosting/bandwidth companies. Our current interconnection leasing agreements are with Quest Communications and AT&T. The agreements relate to facilities located or to be located in the following states:

Alabama	Georgia	Massachusetts	New Mexico	South Dakota
Arizona	Idaho	Minnesota	New York	Texas
Arkansas	Illinois	Montana	North Carolina	Utah
California	Indiana	Nebraska	North Dakota	Vermont
Connecticut	Kansas	Nevada	Ohio	Washington DC
Delaware	Kentucky	New Jersey	Oregon	Washington
Florida	Maryland	New York	Pennsylvania	Wisconsin

The agreements will grant us interconnection leasing rights in all thirty five states in which we have obtained or are pursuing a CLEC license. If we enter new markets, we expect to establish interconnection agreements with incumbent local exchange carriers on an individual state basis, as the need arises.

Item 3.  Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.  We are currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Item 4.  Submission Of Matters To a Vote of Security Holders

None.

Part II

Item 5.  Market for registrant’s common equity, related stockholder matters and issuer purchases of equity

Our common stock has been quoted on the OTC Bulletin Board under the symbol “NTLK ” since  September 15, 2009 . The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year 2008
	High	Low
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	$1.50	$0.70
Fourth Quarter (through December 14, 2009)	$1.20	$0.20

Dividends

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends with respect to those securities in the foreseeable future. Our current business plan is to retain future earnings to finance the expansion and development of our business. Any future determination to pay cash dividends will be at the sole discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors, as our Board of Directors may deem relevant at that time. Our Board of Directors has the right to authorize the issuance of preferred stock, without further shareholder approval, the holders of which may have preferences over the holders of the common stock as to the payment of dividends.

Holders

As of September 30, 2009, there were 56 registered holders or persons otherwise entitled to hold our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Fidelity Transfer.

Outstanding options, warrants and convertible securities

As of September 30, 2009, there were 22,059,712 shares of our common stock subject to outstanding Series A Common Stock Purchase Warrants, Series B Common Stock Purchase Warrants, Series C Common Stock Purchase Warrants and Series BD Common Stock Purchase Warrants.

As of September 30, 2009, there were 16,800,000 shares of our common stock issuable upon conversion of our 12% Senior Secured Convertible Debentures. The aggregate face value amount outstanding under our 12% Senior Secured Convertible Debentures is $4,200,000. The Debentures convert into shares of our common stock at the option of the holder at $0.25 per share. Interest payments are due quarterly. The Debentures also contain full ratchet anti-dilution price protection.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of September 30, 2009.

EQUITY COMPENSATION PLAN INFORMATION
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Recent Sales of Unregistered Securities

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of  Section 4(2) of the Securities Act of 1933, as amended.

Share-based payments employees and consultants:

On September 10, 2008, we issued 6,000,000 shares of common stock to our new management team in connection with the Interlink Asset Group acquisition (see Note 4). These shares are compensatory in nature and are fully vested. We have valued the shares at $0.25, consistent with fair value measurements used elsewhere in our accounting.

Officer	Shares

Anastasios Kyriakides, CEO	2,100,000
Nicholas Kyriakides	600,000
Kenneth Hosfeld, EVP	1,100,000
Leo Manzewitsch, CTO	1,100,000
Guillermo Rodriguez, CFO	1,100,000
6,000,000

Share-based payment for goods and services to non-employees:

During the year ended September 30, 2008, we issued 2,150,000 shares of common stock to non-employees for goods and services.

Consultant/Provider	Shares
FAMALOM, LLC	450,000
Decembra Diamond	360,000
John Clarke	100,000
Deadalus Consulting, Inc.	90,000
Ron Roule	1,000,000
Iseal Aponte	150,000
2,150,000

On July 9, 2009, we issued 1,000,000 shares of our common stock to non-employees for goods and services.

Consultant/Provider	Shares

Omni Reliant	1,000,000

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to include disclosure pursuant to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations contains forward-looking   statements that  involve risks and uncertainties. We have based  these forward-looking  statements on  our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks  that we face, including  but not  limited to  those risks  stated in  "Risk Factors," or faulty assumptions on our part. In addition, the following discussion should be read in conjunction with the audited financial statements and the related  notes thereto included elsewhere in this Annual Report.

Background

Prior to September 10, 2008, we were engaged in the development of advertising services and strategies. On September 10, 2008, our management and Board of Directors committed to the discontinuance and disposal of our advertising business. We disposed of this asset to be able to concentrate our efforts exclusively on the deployment of the TK6000 Product Offering. We concluded that the advertising business constituted a component of our business and have presented the unit in the accompanying financial statements on the basis that (a) the operations and cash flows of the component have been eliminated from our ongoing operations as a result of the disposal transaction  and (b) we have no significant continuing involvement in the operations of the component after the disposal transaction. On September 10, 2008, we sold the advertising business resulting in a gain on sale of $168,083.

Liquidity and Capital Resources

We have prepared our financial statements as a going concern.  However, we are engaged in developing our network infrastructure and new products and services. During the year ended September 30, 2009 and 2008, we generated net losses of $2,737,817 and $2,009,907, respectively. We used cash in our operations in the amounts of $1,715,260 during year ended September 30, 2009 and $110,508 for the period ended September 30, 2008.  Our management is currently addressing these conditions and trends, as our executive management team has raised $3,100,000 and $1,100,000 during fiscal year September 30, 2009 and 2008, respectively, in convertible debentures and warrants financing.

As of September 30, 2009, we had cash on hand of $1,007,366.

Statement of cash flow data:	September 30, 2009	September 30, 2008

Net cash provided (used) in operating activities	(1,715,260)	(110,508)
Net cash provided (used) in investing activities	(70,535)	534,112
Net cash provided (used) in financing activities	2,453,700	-
Net cash provided (used) discontinued operations	-	(80,811)

Our largest operating expenditures currently consist of the following items: $14,500 per month on leasing our corporate office space and network operational center (NOC) and includes our base rent and associated utility expenses and $62,000 per month on payroll. We do not anticipate that our leasing costs will change during the next 12 months.

Our current long term business plan contemplates acquiring the ongoing business of related companies, either through asset acquisitions, consolidations or mergers.

We currently have the following outstanding warrants:

●	Series A Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 3,099,712 shares of our common stock at an exercise price of $0.25 per share;

●	Series B Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.50 per share;

●	Series C Common Stock Purchase Warrants entitling the holders to purchase up to an aggregate of 10,800,000 shares of our common stock at an exercise price of $0.50 per share;

●	Series BD Common Stock Purchase Warrants entitling the holders to purchase up to an aggregate of 1,080,000 shares of our common stock at an exercise price of $0.50 per share; and

●	Series BD Common Stock Purchase Warrants entitling the holders to purchase up to an aggregate of 1,080,000 shares of our common stock at an exercise price of $0.25 per share.

If the holders of our Series A, B, C and BD Common Stock Purchase Warrants exercise these warrants, we will receive aggregate proceeds of $12,574,036. However, we cannot provide any assurance that the Series A Common Stock Purchase Warrants, the Series B Common Stock Purchase Warrants, Series C Common Stock Purchase Warrants or Series BD Common Stock Purchase Warrants will be exercised.

Borrowing Arrangements

12% Senior Secured Convertible Debentures

We issued a series of 12% Senior Secured Convertible Debentures in the aggregate principal amount of $4,200,000, all of which are currently held by Vicis Capital Master Fund, as follows:

●	$1,000,000 is due on September 10, 2010,

●	$ 500,000 is due on September 10, 2010,

●	$ 600,000 is due on January 30, 2011,

●	$ 500,000 is due on January 30, 2011,

●	$ 500,000 is due on July 20, 2011,and

●	$1,100,000 is due on September 30, 2011.

Each debenture bears interest on the principal amount outstanding and unpaid from time to time at a rate of 12% per annum from the date of issuance until paid in full. The debentures convert into shares of our common stock at the option of the holder at $0.25 per share. The debentures are secured by a lien in all our assets.

The following constitute events of default under the secured debentures held by Vicis Capital Master Fund: (i) failure to pay any interest or principal payment when due; (ii) failure to observe any covenant contained in the secured debenture or the purchase agreement that we executed in connection with the issuance of the secured debenture; (iii) the occurrence of an event of default by us under any other material agreement or lease; (iv) entry of a judgment against us in excess of $150,000; and (v) the appointment of a receiver, the filing of bankruptcy by us, or if we otherwise become insolvent. Additionally, if we seek to prepay the secured debentures, we must pay a prepayment penalty equal to 110% of the then outstanding principal, plus all other amounts due.

The debentures contain full ratchet anti-dilution price protection. The secured debentures contain negative covenants that prohibit us from taking certain corporate actions without the prior written consent of the holder of the secured debentures, Vicis Capital Master Fund. We cannot take the following actions without Vicis Capital Master Funds’ consent while the secured debentures remain outstanding:   (i) incur any additional indebtedness or allow any lien to be filed against our assets, except in certain limited instances; (ii) amend our articles of incorporation or bylaws in a manner that adversely effects the holder of our secured debentures; (iii) repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents from any security holder, except in certain limited instances; (iv) enter into any transactions with our executive officers, directors or affiliates; (v) increase our executive officers’ salary or bonus more than 15% from what was paid in the previous year; or (vi) pay cash dividends or distributions on any of our equity security. We are currently in compliance with all restrictive covenants.

Results of Operations

Comparison  - fiscal years ended September 30, 2009 and 2008

Revenues: Our operating income amounted to $115,571 for the fiscal year ended September 30, 2009 as compared to $0 for comparable period 2008.  The increase in revenues relates to establishing our operating architecture and commencing revenue producing activities.

Cost of sales: Our cost of sales amounted to $118,563 for the fiscal year ended September 30, 2009 as compared to $0 for comparable period 2008.  The increase in cost of sales relates to establishing our operating architectural and commencing revenue producing activities.

Advertising:  Our advertising expenses amounted to $444,249 for fiscal year ended September 30, 2009 as compared to $0 for comparable period 2008.  The breakdown of our advertising expense is as follows:

	September 30,
	2009	2008

Infomercial/production time	$350,000	$-
Media and others	94,249	-
Total	$444,249	$-

Compensation and Benefits: Our compensation and benefits expense amounted to $446,807 for fiscal year ended  September 30, 2009 as compared to $1,544,701for the period ended September 30, 2008.  This amount represents normal salaries and wages paid to management members and employees.  During September 30, 2008, we made payments to officers in the amount of $1,500,000 reported as share-based compensation.

Professional Fees: Our professional fees amounted to $294,425 for the fiscal year ended September 30, 2009 as compared to $562,500 for the period ended September 30, 2008. This amount includes normal payments and accruals for legal, accounting and other professional services.

Depreciation and Amortization: Depreciation and amortization amounted to $358,244 for the fiscal year ended September 30, 2009 as compared to $14,625 for the period ended September 30, 2008.  These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the fiscal year ended September 30 2009, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time our main product TK6000 is being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing cost and are expensed accordingly.

Components of Research and development:	September 30, 2009	September 30, 2008
Product development and engineering	$201,436	$-
Payroll and benefits	212,998	-
Total	$414,434	$-

General and Administrative Expenses. General and administrative expenses amounted to $383,659 for the fiscal year ended September 30, 2009 as compared to $49,737for the period ended September 30, 2008 and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $165,716 in occupancy costs for the fiscal year ended September 30, 2009 and $43,753 for same the period ended September 30, 2008. We have experienced a recent increase in our general and administrative costs primarily because of professional accounting and legal fees incurred in connection with the preparation and filing of our registration statement on Form S-1.  We believe that these increased costs are associated with our efforts to become a public company. However, our administrative and overall general costs will continue to remain high now that our registration statement has been declared effective.  Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934. This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as the other filing requirements found in that Act.

We will also incur additional expenses associated with the services provided by our transfer agent. In addition, to the work we are presently doing, we will need to focus our time and energy to complying with the Exchange Act. This will detract from our ability and efforts to develop and market our products and services. We anticipate incurring these additional expenses related to being a public company without receiving a substantial increase in revenues associated with this undertaking.

Our general and administrative expenses for the fiscal year ended September 30, 2009 and 2008 are made up of the following items:

Items	September 30, 2009	September 30, 2008

Rent and occupancy	$165,716	$43,753
Taxes and licenses	99,903	-
Telecommunication	13,660	-
Travel	18,277	-
Other	86,104	5,984
Total	$383,659	$49,737

Interest Expense: Interest expense amounted to $533,171 for the fiscal year ended September 30, 2009 as compared to $25,470 for the period ended September 30, 2008. Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts  (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative Income : Derivative income amounted to $128,646 for the fiscal year ended September 30, 2009 as compared to $(7,800) for the period ended September  30, 2008. Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Discontinued Operations: Income from discontinued operations amounted to $186,128 for the fiscal year  ended September 30, 2008. Income from discontinued operations during 2008 is net of $168,083 related to the gain on sale of assets and $18,045 related to a gain on debt forgiveness of an unrelated third-party. Prior to its discontinuance, the former advertising business was a non-revenue producing development stage enterprise. During these periods, the discontinued business incurred compensation and general administrative costs. We have no continuing involvement with that business.

Net Loss. The net loss amounted to $2,737,817 for the fiscal year ended September 30, 2009, as compared to a net loss of $2,009,907 for the period ended September 30, 2008. The increase in net loss is primarily due to start up expenses associated with new enterprise and compliance with regulatory requirements from the Security and Exchange Commission.

Net Loss Per Common Share: Basic loss per common share represents our net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. Applying this method, 22,059,712 shares indexed to warrants were excluded from our computation because the effect was anti-dilutive. We computed the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded. Applying this method, 16,800,000 shares indexed to our convertible debentures were excluded from our computation because the effect was anti-dilutive.

Quarterly results of operations

The following table presents our quarterly statement of operations.  We derived the information  from our unaudited financial statements which we believe have been prepared on the same basis as our audited financial statements.  The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

Statement of operation data (unaudited):	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009
Operating revenues:
Product sales	$-	$-	$-	$115,571
Other		-	-	-
Operating expenses:
Product cost of sales	-	-	-	118,563
General, administrative and other	358,185	293,552	423,698	908,139
Depreciation and amortization	66,724	66,835	134,264	90,421
Loss from operations	424,909	360,387	557,962	1,001,551
Net loss	$408,579	$371,666	$789,734	$1,167,838
Net loss per common share:
Basic and diluted	$0.05	$0.04	$0.09	$0.13
Weighted – average common shares:
Basic and diluted	8,749,800	8,749,800	8,749,800	9,015,553

Contractual obligations

We lease our principal office space under an operating lease agreement.  Rent and associated occupancy expenses for the fiscal year ended September 30, 2009 was $165,716 and for the period ended September 30, 2008 was $43,753.  Minimum non – cancellable future lease payments as of September 30, 2009, are as follows:

●	Year ended September 30, 2010	$107,700

We have warrants outstanding to purchase 22,059,712 shares of our common stock.

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and estimates

Our accounting policies are discussed and summarized in Note 1 to our financial statements.  The following describes our critical accounting policies and estimates.

Critical Accounting Policies

The financial information contained in our comparative results of operations and liquidity disclosures has been derived from our financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. The following significant estimates were made in the preparation of our financial statements and should be considered when reading our Management’s Discussion and Analysis:

●
Impairment of Long-lived Assets: Our telecommunications equipment, other property and intangible assets are material to our financial statements. Further, they are subject to the potential negative effects arising from technological obsolescence. We evaluate our tangible and definite-lived intangible assets for impairment annually or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management.

●
Intangible assets: Our intangible assets require us to make subjective estimates about our future operations and cash flows so that we can evaluate the recoverability of such assets. These estimates consider available information and market indicators including our operational history, our expected contract performance, and changes in the industries that we serve.

●
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

●
Common stock valuation: Estimating the fair value of our common stock is necessary in the preparation of computations related to acquisition, share-based payment and financing transactions. We believe that the most appropriate and reliable basis for common stock value is trading market prices in an active market.

●
Derivative Financial Instruments: We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. We are required to carried as derivative liabilities, at fair value, in our financial statements.  The fair value of share-indexed derivatives will be significantly influenced by the fair value of our common stock (see Common Stock Valuation, above). Certain other elements of forward-type derivatives are significantly influenced by credit-adjusted interest rates used in cash-flow analysis. Since we are required to carry derivative financial instruments at fair value and make adjustments through earnings, our future profitability will reflect the influences arising from changes in our stock price, changes in interest rates,  and changes in our credit standing.

Revenue recognition

Operating revenue consist of customer equipment sales of our main product TK6000, telecommunication service revenues, shipping and handling revenues.

Most all of our operating revenues are generated from the sale of customer equipment of our main product the TK6000. We also derive service revenues from per minute fees for international calls. Our operating revenue is fully recognized at the time of our customer equipment sale.  The device provides for life time service (over the life of the device/equipment).  Our equipment is able to operate within our network/platform or over any other network/platform.  There is no need for income allocation between our device and life time service provided.  The full intrinsic value of the sale is allocated to the device.  Therefore, we recognized 100% of revenue at time of customer equipment sale and do no allocate any income to life time service provided. Shipping and handling is also recognized at time of sale.  International calls are billed as earned from our customers.  International calls are prepaid and customers account is debited as minutes are used and earned.

Inventory

Inventory consists of the cost of customer equipment and is stated at the lower of cost or market. At the present time we do not provide for inventory allowance – we have not experienced any returns from customers.  As we continue to sell our product we will evaluate the need for such an allowance.

	September 30,
Inventory	2009	2008

Productive material and supplies	$43,538	$-
Finished products	74,174	-
Total	$117,712	-

During the year ended September 30, 2009 and 2008, in accordance with our lower of cost or market analyses we did not recorded any lower of cost or market adjustments to our finished goods inventories.

Income taxes

We recognized deferred taxes for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using tax rates in effect for the year since the differences are expected to reverse.  We have recorded a valuation allowance on the assumption that we will not have any future  taxable income.

Net operating loss carry-forwards

As of September 30, 2009, we had net operating loss carry-forwards for US federal and state tax purposes expiring at various times from years 2023 and 2024.

Recent accounting pronouncements

In June 2009. The Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, which establishes FASB Accounting Standards Codification (“the Codification”) as the official single source of authoritative U. S, GAAP.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non – authoritative.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our fiscal year ended September 30, 2009 financial statements and the principal impact on our financial statements is limited to disclosures, as all future references to authoritative accounting  literature will be referenced in accordance with the Codification.

In December 2007, the FASB revised the authoritative guidance for business combinations.  This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed  and any non – controlling interest in the acquiree.  This guidance changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre- acquisition contingencies, transaction costs and restructuring costs. In addition , under the new guidance, changes in the acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  This guidance was effective for fiscal year beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008.  Adoption of this guidance on October 1, 2009 had no impact on our results of operations, and financial position.  However, we expect this guidance will affect acquisitions made thereafter, though the impact will depend upon the size and nature of the acquisition.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities.  This guidance addresses enhanced disclosure concerning (a) the manner in which an entity uses derivatives (and the reasons is uses them), (b) the manner in which derivatives and related hedged items are accounted for and (c) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows.  This guidance was effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008.  Adoption of this guidance did not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per shares (“EPS”).  This guidance addresses whether instruments granted in share – based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two - class method.  This guidance was effective for fiscal years beginning on or after December 15, 2008.  Adoption of this guidance did not have a material impact on our results of operations and financial position, or on basic or diluted ESP.

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments.  This guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements for interim periods ending after June 15, 2009.  Adoption of this guidance had no effect on our results of operations of financial conditions.

In May 2009, the FASB issued authoritative guidance on subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009.  Adoption of this guidance did not have an impact on our results of operations or financial position.

In August 2009, the FASB updated its authoritative guidance on fair value measurement and disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009 – 05.  ASC Update 2009 – 05 will become effective for our quarter financial statements at December 31, 2009.  We have not yet determined  the impact that this update may have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 8. Financial Statement and Supplementary Data

The financial statements begin on Page F-1.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure controls

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2009:

●
Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions.  The Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

●	The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

Our Chief Executive Officer and Chief Financial Officer are in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.   While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.  Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financing reporting for our company.  Internal control over financial reporting is defined in Rule 13a – 15(f) and 15d – 15(f) of the Securities and Exchange Act of 1934 as a process designed by or under the supervision of our principal executive and principal financial officer and effected by board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets of the company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control – integrated framework. Based on our assessment, management concluded that as of September 30, 2009, our internal control over financial reporting is not effective based on those criteria.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2009:

●
Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions.  The Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

●	The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

Our Chief Executive Officer and Chief Financial Officer are in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in this annual report on Form 10-K has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.   While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.  Failure to develop adequate internal control and hiring of qualified accounting personnel may result in a “material weakness” in the Company’s internal control relating to the above activities.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls.

During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.  Other Information

None.

Part III

Item 10. Directors, executive officers and corporate governance

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of September 30, 2009. Their ages, positions, dates of initial election or appointment, and the expiration of their terms are as follows:

Name	Age	Position	Period served

Anastasios Kyriakides	61	Director, Chief Executive Officer, Secretary	Sept. 2008 to present

Kenneth A. Hosfeld	58	Director, Executive Vice President	Sept. 2008 to present

Guillermo Rodriguez	61	Director, Chief Financial Officer	Sept. 2008 to present

Leo Manzewitsch	46	Director, Chief Technical Officer	Sept. 2008 to present

Unless expressly indicated in the above table, each director and officer will serve in these capacities until their successors are duly elected, qualified and seated in accordance with the Company’s Articles of Incorporation and Bylaws.

Background of Executive Officers and Directors

Anastasios Kyriakides, Director, Chief Executive Officer, Secretary. Mr. Kyriakides has served as a member of the Company’s board of directors and as the Company’s Chief Executive Officer and Secretary since September 2008. Mr. Kyriakides received a Bachelor of Science in business from Florida International University in 1975.  In 1977, he received a degree in investment banking from the American Institute of Banking. From 1979     until present, Mr. Kyriakides has consulted for numerous companies in the areas of shipping, travel, banking and electronics. Mr. Kyriakides began his career in the electronics development field when, in 1979, he founded and served as Chairman of Lexicon Corporation, producer of the LK300, the first hand held electronic language translator which translated words and phrases into 12 different languages. Lexicon was publicly traded on the NASDAQ, under the symbol LEXI, until it was ultimately acquired by Nixdorf Computers of  Germany.  Mr. Kyriakides was also the founder of Delcor Industries, established in 1980 in Hollywood, Florida.

Delcor was an electronics manufacturing facility employing over 150 employees to assemble OEM products for various electronics companies including IBM mainframe and Gable Division. In 1983, Mr. Kyriakides founded the Mylex Corporation to develop and produce the world’s first hand-held optical scanner and VGA card for personal computers. As the President and Chairman, Mr. Kyriakides guided Mylex from its beginning as a private company to its becoming a public company traded on the NASDAQ under the stock symbol MYLX until it was acquired as a wholly owned subsidiary of IBM (NYSE: IBM). In 1983, Mr. Kyriakides was the founder and Chairman of Tower Bank NA, a full service commercial bank, with three offices, headquartered in Dade County, Florida. Mr. Kyriakides also has extensive experience in the cruise line and travel industries. His cruise ship career started with Carnival Cruise line out of the Port of Miami, and continued to a successful start up with Tropicana Cruises; one of the first gaming ships out of the Port of Miami. Mr. Kyriakides founded Regency Cruise Line in 1984, as the world’s first publicly traded company in passenger shipping, and served as its Chairman and Secretary until 1987. Mr. Kyriakides also organized the successful start-up of Seawind Cruise Line. In his three years with Seawind Cruise Line, Mr. Kyriakides served as its founder, chairman, chief executive officer and secretary.

From 1994 to 1996, Mr. Kyriakides served as the Chairman of Montgomery Ward Travel, a company created to provide full travel services to eight million Montgomery Ward customers and credit card holders. Immediately prior to joining the Company, Mr. Kyriakides served as Chief Executive Officer of Interlink Global Corporation from 1994 until September, 2008. Interlink Global Corporation provided telecommunications applications utilizing hardware and software that enables its domestic and worldwide users to access the internet as a transmission medium for placing telephone calls.

Kenneth Hosfeld, Director, Executive Vice President. Mr. Hosfeld was appointed to serve on the Company’s board of directors in September 2008. Mr. Hosfeld has over twenty-two years of international sales, marketing, and business management experience in the telecommunications industry. Most recently, Mr. Hosfeld served as a member of the board of directors and the executive vice president for Interlink Global Corporation (OTC: ILKG), a provider of private and public telecommunication network and internet services. Prior to joining Interlink, Mr. Hosfeld co-founded NetExpress. He has also served as the Regional Director of Brazil, the Andinos, and the Caribbean for Tellabs, Inc., a global supplier to the dynamic telecommunications industry that designs, manufactures, markets and services voice, data a video transportation tools and networks. While with Tellabs, Mr. Hosfeld secured that company’s first “turn-key” contract which involved a complete, fully managed network deployment including all products and services and project financing. He also opened Tellabs’ offices in Brazil and regularly exceeded revenue targets. Prior to that, Kenneth was Vice President of Nera Latin America, a subsidiary of Nera Telecommunications (formerly ABB), a telecommunications and IT solutions provider for microwave, satellite, wireless broadband access, networking and broadcasting. Mr. Hosfeld had full production and logistic responsibility for the Latin American region, including responsibilities for opening offices throughout Latin America including such countries as Brazil, Colombia, Mexico, and Venezuela, While with the company, Mr. Hosfeld was also able to penetrate the Mexican and Chilean markets. Prior to his work with Nera Latin America, Mr. Hosfeld was responsible for similar product sales in Africa and in China. Mr. Hosfeld speaks over six languages including fluent Spanish and Portuguese. Immediately prior to joining the Company, Mr. Hosfeld served as Executive Vice President of Interlink Global Corporation from 1994 until September, 2008. Interlink Global Corporation provided telecommunications applications utilizing hardware and software that enables its domestic and worldwide users to access the internet as a transmission medium for placing telephone calls.

Guillermo Rodriguez, Director, Chief Financial Officer. Mr. Rodriguez was appointed to the Company’s board of directors in September 2008. Mr. Rodriguez is a certified public accountant. He earned his Bachelor’s Degree with a major in accounting and business administration from the University of Miami in Coral Gables, Florida. Mr. Rodriguez earned his Masters of Business Administration from Nova Southeastern University in Davie, Florida. He has extensive accounting and financial reporting experience in banking, real estate brokering, property management and the telecommunications industry. Prior to joining the Company in September 2008, Mr. Rodriguez worked for Interlink Global Corporation from 2005 until September 2008 and as controller and financial officer for Land Cellular Corporation from 2003 until 2005. Prior to that, Mr. Rodriguez served as controller and financial officer for Bremer Real Estate, CSW Associates and Consolidated Bank, N.A. Mr. Rodriguez also worked as an auditor and investigator for the Federal Deposit Insurance Corporation (FDIC). Mr. Rodriguez is fluent in Spanish.

Leo Manzewitsch, Director, Chief Technology Officer. Mr. Manzewitsch’ has over eighteen years of experience in the telecommunications industry. He received his Masters in Electronics Engineering from the University of Buenos Aires, Argentina in 1991 and a degree in mechanics from the Argentinean National School of Technical Education, Buenos Aires in 1981. Before joining the Company as a director and the Chief Technology Officer in September 2008, Mr. Manzewitsch’ held positions in sales support management with UT Starcom, a global leader in internet protocol television, IPTV solutions, IPTV products, VoIP, mobile internet and internet television. Mr. Hosfeld has also worked as the Business Development Manager for STRATEKGY Telecom Solutions. Mr. Manzewitsch’ has also held various positions at NEC Corporation, which provides IT network integrated solutions and semiconductor solutions, including new product engineer and manager of new product marketing. From 2000 until 2006, Mr. Manzewitsch’ served as the Marketing Manager for Tellabs International in their South American market. In 2006, Mr. Manzewitsch’ joined Interlink Global Corporation, where he served as the Chief Technology Officer until he joined the Company in September, 2008. Mr. Manzewitsch’ is fluent in Spanish.

Significant employees

Other than the executive officers named above, the Company does not have any “significant employees.”

Family relationship

None.

Involvement in legal proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoying, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

●
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees. We presently do not have any committees of our board of directors, however, our board of directors intends to establish various committees at some point in the near future.

Employment Agreements

On May 6, 2009, the Company entered into an Employment Agreement with Anastasios N. Kyriakides (the “Kyriakides Employment Agreement”) pursuant to which Mr. Kyriakides agreed to continue his service as President and Chief Executive Officer of the Company through May 5, 2012.

Under the Kyriakides Employment Agreement, Mr. Kyriakides’ base salary is $150,000 per annum, subject to annual increases at the discretion of the Board of Directors. In addition, under the Kyriakides Employment Agreement, Mr. Kyriakides is (a) eligible for an annual performance based cash bonus up to a maximum annual award of $112,500 to be determined based upon profitability of the Company, (b) eligible to receive a onetime award on May 5, 2012 of shares of common stock having a maximum value of up to $168,750 to be determined based upon profitability of the Company during the 3 year period ending on May 5, 2012, (c) entitled to receive health benefits and life insurance coverage, (d) entitled to receive a monthly car allowance not to exceed $500 a month, (e) eligible to receive other stock grants and/or options to purchase shares of the Company’s common stock in amounts and upon terms as determined by the Company’s Board of Directors from time to time The Kyriakides Employment Agreement may be terminated by the Board of Directors at any time for cause, provided that Mr. Kyriakides receives notice of such termination and fails to cure the alleged breach. Upon termination by the Company without cause or resignation by Mr. Kyriakides for good reason, Mr. Kyriakides is entitled to receive his base salary, as severance, for a 12 month period.

Currently, with the exception of Mr. Kyriakides Employment Agreement, all other employment with the Company is at will and may be terminated by either the employee or the Company at any time. We require each of our executive officers to execute a Confidentiality and Non-Competition Agreement.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended September 30, 2009, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2009, we believe that during the year ended September 30, 2009, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements, except for the changes on holdings of beneficial owners, as set forth below: Anastasios Kyriakides, Guillermo Rodriguez, Kenneth Hosfeld and Leo Manzewitsch each filed their Form 3 4 days late.  Ronald J. Rule, Jr. filed his Form 3 11 days late.

Code of Ethics

We have adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is attached hereto as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11. Executive compensation

Compensation of our executive officers

The following table contains compensation information for our executive officers for the fiscal years ended September 30, 2009 and September 30, 2008. No other officer received compensation greater than $100,000 for either fiscal year. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of common stock granted by us.

Name and position	Year	Salary		Bonus	Common Stock awards		Non-equity Option awards	Nonqualified incentive plan compensation	Deferred compensation	Other	Total

Robert Blank (1)	2008	$-		-	-		-	-	-	-	$-
Former C.E.O.

Robin C. Hoover (2)	2008	$-		-	-		-	-	-	-	$-
Former C.E.O.

Anastasios Kyriakides,	2009	$153,208		-	-		-	-	-	-	$153,208
Director, Chief Executive Officer (3)	2008	$8,000	(4)	-	$525,000	(5)	-	-	-	-	$533,000

Kenneth Hosfeld,	2009	$96,000			-		-	-	-	-	$96,000
Director, Executive Vice President (9)	2008	$5,333	(10)	-	$275,000	(11)	-	-	-	-	$280,333

Guillermo Rodriguez,	2009	$77,000		-	-		-	-	-	-	$77,000
Director, Chief Financial Officer (6)	2008	$4,000	(7)	-	$275,000	(8)	-	-	-	-	$279,000

Leo Manzewitsch, Former C.E.O.	2009	$96,000		-	-		-	-	-		$96,000
Director, Chief Technical Officer (12)	2008	$5,333	(13)	-	$275,000	(14)	-	-	-		$280,333

Nicholas Kyriakides,	2009	$48,452		-	-		-	-	-	-	$48,452
Marketing Director(15)	2008	$2,222	(16)	-	$150,000	(17)	-	-	-	-	$152,222

(1)	Mr. Robert Blank resigned as officer and member of the Board of Directors on February 19, 2008.

(2)	Mr. Robin C. Hoover resigned as officer and member of the Board of Directors on September 9, 2008.

(3)	Mr. Kyriakides was appointed to serve as our Chief Executive Officer on September 10, 2008. All amounts reflected in this table are from the date of Mr. Kyriakides appointment to the end of fiscal years.

(4)	Mr. Kyriakides annual salary is $175,000.00.

(5)	The Board of Directors granted Mr. Kyriakides a stock grant of 2,100,000 shares on September 30, 2008. The stock has been valued at $0.25 per share.

(6)	Mr. Rodriguez was appointed to serve as Chief Financial Officer on September 30, 2008. All amounts reflected in this table are from the date of Mr. Rodriguez appointment to the end of fiscal years.

(7)	Mr. Rodriguez annual salary is $80,000.00.

(8)	The Board of Directors granted Mr. Rodriguez a stock grant of 1,100,000 shares on September 30, 2008. The stock has been valued at $0.25 per share.

(9)	Mr. Hosfeld was appointed to serve as our Executive Vice President on September 30, 2008. All amounts reflected in this table are from the date of Mr. Hosfeld appointment to the end of fiscal years.

(10)	Mr. Hosfeld annual salary is $96,000.00.

(11)	The Board of Directors granted Mr. Hosfeld a stock grant of 1,100,000 shares on September 30, 2008. The stock has been valued at $0.25 per share.

(12)	Mr. Manzewitsch was appointed to serve as our Chief Technology Officer on September 30, 2008. All amounts reflected in this table are from the date of Mr. Manzewitsch appointment to the end of fiscal years.

(13)	Mr. Manzewitsch annual salary is $96,000.00.

(14)	The Board of Directors granted Mr. Manzewitsch a stock grant of 1,100,000 shares on September 30, 2008. The stock has been valued at $0.25 per share.

(15)	Mr. Kyriakides was appointed to serve as Marketing Director on September 30, 2008.

(16)	Mr. Kyriakides annual salary is $61,000.00.

(17)	The Board of Directors granted Mr. Kyriakides a stock grant of 600,000 shares on September 30, 2008. The stock has been valued at $0.25 per share.

Overview

The following is a discussion of our program for compensating our named executive officers and directors. Currently, we do not have a compensation committee, and as such, our board of directors is responsible for determining the compensation of our named executive officers. The primary goal of our executive compensation policy is to attract and retain the most talented and loyal executives possible. Our intent is to ensure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executive compensation with the achievement of our short and long term business objectives.

Our board of directors considers a variety of factors in determining compensation of executives including the executive’s background, training and prior work experience.

Elements of executive compensation

Our compensation program for the named executive officers consists primarily of base salary. There is no bonus plan, retirement plan, long-term incentive plan or other such plans. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and implementation of our business plan.

Stock grant

To motivate key employees of the Company by providing them with an ownership interest in the Company, on September 10, 2008, the Board of Directors approved and authorized the issuance of six million shares of the Company’s restricted stock to certain key employees. This stock grant was conditioned upon the execution and delivery by each employee of a Confidentiality and Non-Competition Agreement and was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated under the Securities Act of 1933.

2010 Stock Option Plan

On November 15, 2009, Net Talk.com, Inc. (the “Company”) adopted the 2010 Stock Option Plan (the "Plan") which is intended to is to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 10,000,000 shares of the Company’s common stock. As of the date of this Current Report on Form 8-K, there were no stock options outstanding under the Plan and no restricted stock awards issued and outstanding, leaving 10,000,000 shares available for future issuances.

Compensation of Directors

None of the Company’s directors have received any cash or equity remuneration since inception.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 30, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title	Name of beneficiary	Amount and nature of owner(2)		Percent

Common stock	Anastasios Kyriakides	2,164,400	(3)	4.46%
Common stock	Kenneth A. Hosfeld	1,100,000		2.26%
Common stock	Guillermo Rodriguez	1,100,000		2.26%
Common stock	Leo Manzewitsch’	1,100,000		2.26%

Common stock	Nicholas Kyriakides	600,000		1.24%

Executive officers and directors, as a group (5 persons)		6,064,400		12.48%
Common stock	Vicis Capital Master Fund	33,600,000	(4)	69.16%
Common stock	Ron J. Rule, Jr.	1,032,200	(5)	2.13%
Common stock	Omni Reliant	1,000,000	(6)	2.06%

Total Common stock related parties		41,696,600		85.83%

(1)	Unless otherwise indicated, the address of each shareholder is 1100 NW 163rd Drive, Miami, Florida 33169.

(2)
Beneficial ownership of shares is determined under Rule 13d-3(d)(1) of the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power and the number of shares that can be acquired within sixty (60) days upon exercise of an option or conversion of warrants and debentures. Common stock subject to these convertible securities are deemed to be outstanding for the purpose of computing   the ownership percentage of the person holding such convertible security, but are not deemed to be outstanding  for the purpose of computing the ownership percentage of any other person. Applicable percentage of ownership is based on 45,479,800 of fully diluted shares of Net Talk.com, Inc. common stock being issued and outstanding as of September 30, 2009.

(3)
Includes: (a) 2,110,000 shares of common stock owned jointly by Mr. Kyriakides and his wife, Maria Kyriakides;  and  (b) 54,400 shares of common stock issuable upon exercise of a Series A Common Stock Purchase Warrant,  which may be exercised, at the option of the holder, at an exercise price of $0.25 per share

(4)
Includes: (a) 6,000,000 shares of common stock issuable upon conversion of 12% Senior Secured Convertible   Debentures  held by Vicis Capital Master Fund in the aggregate principal amount of $1,500,000;     (b) 4,400,000 shares of common stock issuable upon conversion of 12% Senior Secured Convertible Debentures held by Vicis Capital Master Fund in the aggregate principal amount of $1,100,000;  (c) 2,000,000 shares of common stock issuable upon conversion of 12% Senior Secured Convertible Debentures held by Vicis Capital Master Fund in the aggregate principal amount of $500,000; and  (d) 4,400,000 shares of common stock issuable upon conversion of 12% Senior Secured Convertible Debentures held by Vicis Capital Master Fund in the aggregate principal amount of $1,100,000. The 12% Senior Secured Convertible Debentures may be converted at the option of the holder  at $0.25 per share. It also includes (e) 6,000,000 shares of common stock issuable upon exercise of a Series B Common Stock Purchase Warrant, which may be exercised, at the option of the holder, at an exercise price of $0.50 per share; (f) 4,400,000 shares of common stock issuable upon exercise of a Series C Common Stock Purchase Warrant, which may be exercised, at the option of the holder, at an exercise price of $0.50 per share; (g) 2,000,000 shares of common stock issuable upon exercise of a Series C Common Stock Purchase Warrant, which may be exercised, at the option of the holder, at an exercise price of $0.50 per share; (h) 4,400,000 shares of common stock issuable upon exercise of a Series C Common Stock Purchase Warrant, which may be exercised, at the option of the holder, at an exercise price of $0.50 per share   The 12% Senior Secured Convertible Debentures impose a contractual limitation on the holder’s ability to convert such debenture into common stock. This limitation prevents such holder from beneficially owning more than 4.99% of Net Talk.com, Inc.’s common stock.

(5)	Ronald J. Rule, Jr., 20711 Sterlington Drive, Land o lakes, Fl 34638

(6)	Omni Reliant Holdings, Inc., 14375 Myerlake Circle, Clearwater, Florida 33760,

Item 13. Certain relationships and related transactions, and director independence

Except as set forth below, there were no transactions since the beginning of our last fiscal year, and there are no proposed transactions, that involve amounts in excess of $120,000 to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five (5%) percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

Effective December 30, 2007, we sold all of the assets associated with our advertising business as a going concern to Robert H. Blank, who was then our President and Chief Operating Officer. The purchase price for the assets was $185,000. Mr. Blank paid the purchase price by assuming a convertible debenture issued by us to Mr. Robin C. Hoover in the amount of $185,000. The convertible debenture constituted substantially all of our liabilities at the time of the acquisition. In addition, Mr. Hoover and Mr. Blank tendered 208 and 200 shares of common stock, respectively, to the Company. These shares had been issued to Mr. Blank and Mr. Hoover as “founders” shares.

On September 10, 2008, we acquired certain tangible and intangible assets, formerly owned by Interlink Global Corporation (“Interlink”), (the “Interlink Asset Group”) directly from Interlink’s creditor who had seized the assets pursuant to a Security and Collateral Agreement. Our purpose in acquiring these assets, which included employment rights to the executive management team of Interlink, who now currently serve as our officers, was to advance the TK 6000 VoIP Technology Program, which Interlink launched in July 2008. Accordingly, these assets substantially comprise our current business assets and the infrastructure for our future operations. Contemporaneously with this purchase, we executed an assignment and intellectual property agreement with Interlink that served to perfect our ownership rights to the assets.

Consideration for the acquisition consisted of a face value $1,000,000 convertible debenture, plus warrants to purchase 4,000,000 shares of our common stock. On the date of the Interlink Asset Group acquisition, we also entered into a financing agreement with the DOF that provided for the issuance of a face value $500,000 convertible debenture, plus warrants to purchase 2,000,000 shares of our common stock for net cash consideration of $448,300. In connection with this acquisition, we issued 6,000,000 shares of common stock to our new management team in connection with the Interlink Asset Group acquisition.

Effective September 10, 2008, we issued 1,000,000 shares to Apogee Financial Investments, Inc. in connection with certain consulting services rendered to us.  Mr. Richard Diamond is president of Apogee Financial Investments, Inc. and served as a member of our board of directors until his resignation on November 23, 2009. On the date of the issuance, Mr. Diamond was not a member of our board of directors.

On January 30, 2009, Midtown Partners & Co., LLC (“Midtown Partners”), an FINRA registered broker dealer, acted as the placement agent for the Company in connection with the 2009 Convertible Debt Offering. In connection with the 2009 Convertible Debt Offering, we paid Midtown Partners a cash commission equal to $88,000 and issued a Series BD Common Stock Purchase Warrant to Midtown Partners entitling Midtown Partners to purchase 880,000 shares of the Company’s common stock at an initial exercise price of $.50 per share. Midtown Partners is a wholly-owned subsidiary of Apogee Financial Investments, Inc. Mr. Richard Diamond is president of Apogee Financial Investments, Inc. and served as a member of our board of directors until his resignation on November 23, 2009.

Omni Reliant

A company owned or controlled by a major shareholder of NetTalk.com, Inc., provided services to us, as follows:

In June 2009, we incurred advertising expense for the creation of an infomercial to be aired during the deployment and launching of our TK6000.  The deployment and launching of our TK6000 has a been a success and the infomercial is presently running weekly on most US markets.   The advertising expense incurred, was as follows:

Items	Amount

Cash payment	$100,000
Share-based payment (1,000,000 common shares)	250,000
Total	$350,000

In connection with the infomercial we issued 1,000,000 shares of our common stock to non-employees for goods and services.

Item 14.  Principal Accountant Fees and Services

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of KLB LLP. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by KLB LLP were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2009 and 2008 were $77,701 and $0.0  respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were $-0- per year spent on tax filings.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

Part IV

Item 15. Exhibits, financial statement schedules

Exhibit No.                      Description

3.01(1)	Articles of Incorporation of Net Talk.com, Inc.

3.02(1)	Articles of Amendment to the Articles of Incorporation of Net Talk.com, Inc.

3.03(1)	Articles of Amendment to the Articles of Incorporation of Net Talk.com, Inc.

3.04(1)	Articles of Amendment to the Articles of Incorporation of Net Talk.com, Inc.

3.05(1)	Bylaws of Net Talk.com.

4.01(1)	Form of Series A Common Stock Purchase Warrant.

4.02(1)	Form of Series B Common Stock Purchase Warrant.

4.03(1)	Form of Series C Common Stock Purchase Warrant.

4.04(1)	Form of Series BD Common Stock Purchase Warrant.

4.05(1)	Form of 12% Senior Secured Convertible Debenture due January 30, 2011.

4.06(3)	12% Senior Secured Convertible Debenture dated September 25, 2011.

4.07(3)	Series C Common Stock Purchase Warrant No. C-6

4.08(3)	Series BD Common Stock Purchase Warrant No. BD-10

4.09(3)	Series BD Common Stock Purchase Warrant No. BD-11

10.01(1)	Form of Stock Grant Agreement dated as of September 10, 2008.

10.02(1)	Form of Subscription Document from the subscriber to the Company for certain purchases of the Company’s Common Stock, and Series A Common Stock Purchase Warrants.

10.03(1)	Form of Registration Rights Agreement, by and among the Company, each of the purchasers of the Company’s Common Stock, and certain other persons a party thereto.

10.04(1)	Form of Registration Rights Agreement entered into as of September 10, 2008 by and between the Company and each security holder identified on the signature page thereto.

10.05(1)	Securities Purchase Agreement dated as of September 10, 2008 among the Company and Debt Opportunity Fund, LLLP.

10.06 (1)	Contribution Agreement dated as of September 10, 2008 among the Company and Vicis Capital Master Fund.

10.07 (1)	Form of Security Agreement dated as of September 10, 2008 among the Company and certain Secured Parties.

10.08 (1)	Securities Purchase Agreement dated as of January 30, 2009 among the Company and Debt Opportunity Fund, LLLP.

10.09 (1)	Form of Security Agreement dated as of January 30, 2009 among the Company and certain Secured Parties.

10.10 (1)	Form of Registration Rights Agreement entered into as of January 30, 2009 by and between the Company and each security holder identified on the signature page thereto.

10.11 (1)	Securities Purchase Agreement dated as of February 6, 2009 among the Company and Debt Opportunity Fund, LLLP.

10.12 (1)	Form of First Amendment to the Security Agreement made and entered into as of February 6, 2009 by and between the Company and Debt Opportunity Fund, LLP

10.13 (1)	Form of Registration Rights Agreement entered into as of February 6, 2009 by and between the Company and each security holder identified on the signature page thereto.
10.14 (1)	Form of Confidentiality and Non-Competition Agreement.

10.15 (1)	Lease Agreement entered into August 29, 2008, by and between Carrierhouse Corp. and the Company.

10.16 (2)	Employment Agreement by and between the Company and Anastasios Kyriakides dated effective May 6, 2009.

10.17(3)	Securities Purchase Agreement dated September 25, 2009.

10.18(3)	Third Amendment to Security Agreement dated September 25, 2009

10.19(3)	Registration Rights Agreement dated September 25, 2009

10.20 (4)	2010 Stock Option Plan

14.1	Code of Ethics

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to the Company’s Form S-1 which was filed with the Commission on February 2, 2009, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form S-1/A which was filed with the Commission on May 8, 2009, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K which was filed with the Commission on October 1, 2009, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Form 8-K which was filed with the Commission on December 1, 2009, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K which was filed with the Commission on December 1, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET TALK.COM, INC.

Date: December 14, 2009	By /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2009	By: /s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.   Each person whose signature appears below hereby authorizes Anastasios Kyriakides or either of them acting in the absence of the other as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Name	Position	Date

/s/ Anastasios Kyriakides
Anastasios Kyriakides	Chief Executive Officer (Principal Executive Officer) and Director	December 14, 2009

/s/ Guillermo Rodriguez
Guillermo Rodriguez	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	December 14, 2009

/s/ Kenneth Hosfeld
Kenneth Hosfeld	Director	December 14, 2009

/s/ Leo Manzewitsch
Leo Manzewitsch	Director	December 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetTalk.com, Inc.
Miami, Florida

We have audited the accompanying balance sheets of NetTalk.com, Inc., as of September 30, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetTalk.com, Inc. as of September 30, 2009 and 2008, and the results of their operations, changes in their stockholders’ deficit and their cash flows for the years ended September 30, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 3 of the accompanying financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/ KBL, LLP

Tampa, Florida
December 3, 2009

Part II

Item 8. Financial statements

Net Talk.com, Inc.
Balance Sheets

	September 30,	September 30,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$1,007,366	$342,793
Restricted cash	3,332	$-
Accounts receivables, net of allowance bad debts $1,042	37,315	$-
Inventory	117,712	-
Prepaid advertising	5,008	-
Total current assets	1,170,733	342,793

Telecommunication equipment and other property, net	665,315	749,767
Intangible assets, net	604,987	832,743
Deferred financing costs and other assets	298,266	23,730

Total assets	$2,739,301	$1,949,033

Liabilities and Stockholders' Deficit:
Accounts payable	$264,912	$13,753
Due to officer	56,300	-
Accrued interest	168,774	10,000
Accrued expenses	49,320	-
Senior secured convertible debentures ($1,500,000 face value) - Current	1,509,880	-
Derivative liabilities - Current	382,200	-
Total current liabilities	2,431,386	23,753

Senior secured convertible debentures ($2700,000 face value)	1,136,875	1,520,415
Derivative liabilities	945,072	563,400

Total liabilities	4,513,333	2,107,568

Stockholders' Deficit:
Preferred stock $.001 par value, 10,000,000 shares	-	-
authorized, none designated or issued
Common stock, $.001 par value, 300,000,000 shares	9,720	8,750
authorized, 9,719,800 and 8,749,800 issued and outstanding,
as of September 30, 2009 and 2008, respectively.
Additional paid in surplus	3,458,825	2,337,475
Accumulated deficit	(5,242,577)	(2,504,760)
Total stockholders' deficit	(1,774,032)	(158,535)

Total liabilities and stockholders' deficit	$2,739,301	$1,949,033

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Year Ended September 30,
	2009	2008

Revenues	115,571	-
Cost of sales	118,563	-
Gross margin	(2,992)	-

Advertising	444,249	-
Compensation and benefits	446,807	1,544,701
Professional fees	294,425	562,500
Depreciation and amortization	358,244	14,625
Research and development	414,434	-
General and administrative expenses	383,659	49,737
Total operating expenses	2,341,818	2,171,563

Loss from continuing operations	(2,344,810)	(2,171,563)

Other income (expenses):
Interest expense	(533,171)	(25,470)
Derivative income	128,646	(7,800)
Interest income	11,518	765
	(393,007)	(32,505)

Loss from continuing operations before income taxes	(2,737,817)	(2,204,068)

Benefit for Income taxes	-	8,033

Loss from continuing operations	(2,737,817)	(2,196,035)

Discontinued operations (Note 11)
Income (loss) from discontinued operations
(including gain on disposal of equipment of
$168,083 in 2008)	-	186,128

Net loss	$(2,737,817)	$(2,009,907)

Net loss per shares:

Continuing operations:

Basic and diluted	$(0.30)	$(2.10)

Weighted average shares, basic and diluted	9,015,553	1,046,375

Discontinued operations:
Basic	$-	$0.18
Diluted	$-	$0.04

Weighted average shares, basic and diluted	9,015,553	1,046,375

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc. Statements of Cash Flows

	Year Ended September 30,
	2009	2008

Cash flow from operating activities:

Net income (loss)	$(2,737,817)	$(2,009,907)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	119,463	6,404
Amortization	238,780	8,221
Amortization finance costs	72,802	668
Amortization premium on debentures	170,941	(588)
Fair value of derivatives	(128,646)	7,800
Issuance of common stock to officers as compensation	-	1,500,000
Issuance of common stock for consulting fees	250,000	537,500
Gain on sale of assets	-	(168,083)
Discontinued operations, net	-	(23,045)
Expenses financed costs	-	14,802
Deferred income taxes	-	(8,033)
Discontinued operations, net	-	-
Changes in assets and liabilities:
Accounts receivables	(37,315)
Prepaid expenses and other assets	(5,007)
Inventories	(117,712)
Accounts payables	251,157	-
Accrued expenses	208,094	23,753
Net cash used in operating activities	(1,715,260)	(110,508)
Cash flow used in investing activities:
Acquisition of fixed assets	(35,011)	448,300
Proceeds from sale of assets	-	85,812
Patent costs	(11,024)	-
(Increase) in deposits	(24,500)	-
Net cash used in investing activities	(70,535)	534,112
Cash flow used in financing activities:
Issuance of Senior Secured Debentures	2,397,400	-
Loans from officers	56,300	-
Net cash used in investing activities	2,453,700	-
Changes in net assets - discontinued operations:
Operating activities	-	(80,811)
Investing activities	-	-
Financing activities	-	-
Net cash provided by discontinued operations	-	(80,811)
Net increase in cash	667,905	342,793
Cash and equivalents, beginning	342,793	-
Cash and equivalents, ending	$1,010,698	$342,793

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2009	2008

Supplemental disclosures:

Cash paid for interest	$121,000	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures for non-cash items:

Property and equipment - addtion	$-	$756,171
Intangible assets - addition	$-	$840,964
Issuance of debentures	$982,656	$1,020,414
Issuance of warrants	$872,320	$563,400

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Additonal paid	Accumulated	Total
	Shares	Amount	Shares	Amount	in surplus	Deficit	Equity

Balance at September 30, 2007	-	-	600,208	600	308,125	(494,853)	(186,128)

Cancellation of founders shares	-	-	(408)	-	-	-	-

Issuance of common shares:
Officers	-	-	6,000,000	6,000	1,494,000	-	1,500,000
Consulting fees	-	-	2,150,000	2,150	535,350	-	537,500

Net loss - September 30, 2008	-	-	-	-	-	(2,009,907)	(2,009,907)

Balance at September 30, 2008	-	-	8,749,800	8,750	2,337,475	(2,504,760)	(158,535)

Issuance of commons shares:
Consulting fees	-	-	1,000,000	1,000	249,000	-	250,000
Convertible debentures	-	-	-	-	872,320	-	872,320
beneficial conversion
Cancellation of founders shares	-	-	(30,000)	(30)	30	-	-

Net loss - September 30, 2009	-	-	-	-	-	(2,737,817)	(2,737,817)

Balance at September 30, 2009	-	-	9,719,800	9,720	3,458,825	(5,242,577)	(1,774,032)

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
Notes to Financial Statements
Year ended September 30, 2009 and 2008

Note 1 – Nature of operations and basis of presentation

Net Talk.com, Inc. (“Nettalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main product is the TK 6000, an analog telephone adapter that provides connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our TK 6000 and its related services is a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  The TK 6000 provides one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to the TK 6000 are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

Prior to our fiscal year ended September 30, 2009, we were in our development stage.  Commencing with the fourth quarter of our year ended September 30, 2009, we concluded that we have substantially established our operating architecture and have commenced revenue producing activities sufficient to emerge from the development stage of operations.

Subsequent events

We have evaluated subsequent events that occurred after our fiscal year ended September 30, 2009 through the date that our financial statements are issued or December 14, 2009.

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

Revenue recognition

Operating revenue consist of customer equipment sales of our main product TK6000, telecommunication service revenues, shipping and handling revenues.

Most all of our operating revenues are generated from the sale of customer equipment of our main product the TK6000. We also derive service revenues from per minute fees for international calls. Our operating revenue is fully recognized at the time of our customer equipment sale.  The device provides for life time service (over the life of the device/equipment).  Our equipment is able to operate within our network/platform or over any other network/platform.  There is no need for income allocation between our device and life time service provided.  The full intrinsic value of the sale is allocated to the device. Therefore, we recognized 100% of revenue at time of customer equipment sale and do no allocate any income to life time service provided. Shipping and handling is also recognized at time of sale.  International calls are billed as earned from our customers.  International calls are prepaid and customers account is debited as minutes are used and earned.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed federally insured limits.
	September 30,
Inventory	2009	2008

Productive material, work in process and supplies	$43,538	$-
Finished products	74,174	-
Total	$117,712	$-

During the year ended September 30, 2009 and 2008, in accordance with our lower of cost or market analyses we did not record lower of cost or market adjustments to our finished goods inventories.

Telecommunications Equipment and Other Property

Property, equipment and telecommunication equipment includes acquired assets which consist of network equipment, computer hardware, furniture and software. All of our equipments are stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which ranges from three to five years.  The cost associated with  major improvements are capitalized while the cost of maintenance and repairs is charged to operating expenses.

Intangible Assets

Our intangible assets were acquired in connection with the asset acquisition, more fully described in Note 4. The intangible assets were recorded at our acquisition cost, which encompassed estimates of their respective and their relative fair values, as well as estimates of the fair value of consideration that we issued. We amortize our intangible assets using the straight-line method over lives that are predicated on contractual terms or over periods we believe the assets will have utility.

Impairments and Disposals

We evaluate our tangible and definite-lived intangible assets for impairment annually or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates for intangible assets.

During December 2007, our management and board of directors approved the discontinuance and sale of our advertising business in order to devote all resources to the development of our VoIP offerings. We concluded that the advertising business constituted a component of our business and have presented the unit in the accompanying financial statements on the basis that (a) the operations and cash flows of the component have been eliminated from our ongoing operations as a result of the disposal transaction and (b) we have no significant continuing involvement in the operations of the component after the disposal transaction. Refer to Note 11 for additional information about the disposal.

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.   At this time our main product TK6000 is being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing costs and are expensed accordingly.
	September 30,
Components of Research and development:	2009	2008
Product development and engineering	$201,436	$-
Payroll and benefits	212,998	-
Total	$414,434	$-

Reclassifications

Certain reclassifications have been made to prior years financial statements in order to conform to the current year’s presentation.  The reclassification had no impact on net earnings previously reported.

Share-Based Payment Arrangements

In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per shares (“EPS”).  This guidance addresses whether instruments granted in share – based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two - class method.  This guidance was effective for fiscal years beginning on or after December 15, 2008.  Adoption of this guidance did not have a material impact on our results of operations and financial position, or on basic or diluted EPS.

We apply the grant date fair value method to our share – based payment arrangements with employees  and consultants.  Share – based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period.  Share – based payments to non – employees are recorded at fair value on the measurement date and reflected in expense over the service period.

Financial Instruments

Financial instruments, as defined in the Accounting Standards Codification (“ASC”) 825, Financial Instruments, consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, secured convertible debentures, and derivative financial instruments.

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

As of September 30, 2009, estimated fair values and respective carrying values of our secured convertible debentures are as follows:
Financial Instrument	Note	Fair Value	Carrying Value
$ 1,000,000 12% Secured Convertible Debenture	7	$ 1,129,294	$ 1,006,588
$ 500,000 12% Secured Convertible Debenture	7	$ 564,647	$ 503,293
$ 600,000 12% Secured Convertible Debenture	7	$ 636,181	$ 293,726
$ 500,000 12% Secured Convertible Debenture	7	$ 530,151	$ 271,741
$ 500,000 12% Secured Convertible Debenture	7	$ 501,794	$ 179,778
$ 1,100,000 12% Secured Convertible Debenture	7	$ 1,080,422	$ 391,630

Derivative financial instruments, as defined in ASC 815-10-15-83 Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The fair value of our derivative liabilities consist of the following:

Derivative Financial Instrument	Indexed Shares	September 30, 2009	September 30, 2008
Warrants:
September 10, 2008 Series B warrants (Tranche 1)	2,000,000	$127,400	$187,800
September 10, 2008 Series B warrants (Tranche 2)	4,000,000	254,800	375,600
January 30, 2009 Series C-3 warrants	2,400,000	167,040	--
January 30, 2009 Series BD warrants	480,000	33,408	--
February 6, 2009 Series C-4 warrants	2,000,000	139,400	--
February 6, 2009 Series BD warrants	800,000	55,760	--
July 20, 2009 Series C-5 warrants	2,000,000	146,600	--
September 25, 2009 Series C-6 warrants	4,400,000	335,720	--
September 25, 2009 Series BD warrants	880,000	67,144	--

Compound Derivative Financial Instruments:
$1,000,000 Convertible Debenture, dated September 10, 2008	4,000,000	--	--
$500,000 Convertible Debenture, dated September 10, 2008	2,000,000	--	--
$600,000 Convertible Debenture, dated January 30, 2009	2,400,000	--	--
$500,000 Convertible Debenture, dated February 6, 2009	2,000,000	--	--
$500,000 Convertible Debenture, dated July 20, 2009	2,000,000	--	--
$1,100,000 Convertible Debenture, dated September 25, 2009	4,400,000	--	--
Total	35,760,000	$1,327,272	$563,400

The following table summarizes the effects on our income (loss) associated with (i) changes in the fair values of our derivative financial instruments and (ii)day-one losses resulting from inception date derivative fair values greater than the underlying proceeds in our financings:

	Year Ended
	September 30 2009	September 30, 2008

September 10, 2008 Series B warrants (Tranche 1)	$60,400	$(2,600)
September 10, 2008 Series B warrants (Tranche 2)	120,800	(5,200)
January 30, 2009 Series C-3 warrants	18,720	--
January 30, 2009 Series BD warrants	3,744	--
February 6, 2009 Series C-4 warrants	(4,800)	--
February 6, 2009 Series BD warrants	(1,920)	--
July 20, 2009 Series C-5 warrants	12,600	--
Day-one derivative losses	(80,898)	--
Total	$128,646	$(7,800)

Advertising

In June 2009, we incurred prepaid advertising for the creation of an infomercial to be aired during the deployment and launching of our TK6000.  The prepaid advertising was charged to advertising expense, as follows:

Amount

Cash payment	$100,000
Share-based payment (1,000,000 common shares)	250,000
Total	$350,000

Income Taxes

We record our income taxes using the asset and liability method. Under this method, the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis are reflected as tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences reverse. Changes in these deferred tax assets and liabilities are reflected in the provision for income taxes. However, we are required to evaluate the recoverability of net deferred tax assets. If it is more likely than not that some portion of a net deferred tax asset will not be realized, a valuation allowance is recognized with a charge to the provision for income taxes.

Net Loss per Common Share

Basic loss per common share represents our net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities.  We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti - dilutive are excluded.

Recent accounting pronouncements

In June 2009. The Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, which establishes FASB Accounting Standards Codification (“the Codification”) as the official single source of authoritative U. S, GAAP.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non – authoritative.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our fiscal year ended September 30, 2009 financial statements and the principal impact on our financial statements is limited to disclosures, as all future references to authoritative accounting  literature will be referenced in accordance with the Codification.

In December 2007, the FASB revised the authoritative guidance for business combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed  and any non – controlling interest in the acquiree. This guidance changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition , under the new guidance, changes in the acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  This guidance was effective for fiscal year beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008.  Adoption of this guidance on October 1, 2009 had no impact on our results of operations, and financial position.  However, we expect this guidance will affect acquisitions made thereafter, though the impact will depend upon the size and nature of the acquisition.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities.  This guidance addresses enhanced disclosure concerning (a) the manner in which an entity uses derivatives (and the reasons is uses them), (b) the manner in which derivatives and related hedged items are accounted for and (c) the effects that derivatives and related hedged items have on an entity’s financial position, financial performance, and cash flows.  This guidance was effective for financial statements issued for fiscal years and interim periods beginning on or after November 15, 2008.  Adoption of this guidance did not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per shares (“ESP”).  This guidance addresses whether instruments granted in share – based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing ESP under the two - class method.  This guidance was effective for fiscal years beginning on or after December 15, 2008.  Adoption of this guidance did not have a material impact on our results of operations and financial position, or on basic or diluted ESP.

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments.  This guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements for interim periods ending after June 15, 2009.  Adoption of this guidance had no effect on our results of operations of financial conditions.

In May 2009, the FASB issued authoritative guidance on subsequent events.  This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009.  Adoption of this guidance did not have an impact on our results of operations or financial position.

In August 2009, the FASB updated its authoritative guidance on fair value measurement and disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009 – 05.  ASC Update 2009 – 05 will become effective for our quarter financial statements at December 31, 2009.  We have not yet determined  the impact that this update may have on our financial statements.

Note 3 – Going Concern:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States contemplates that operations will be sustained for a reasonable period.  However, we have incurred operating losses of $2,737,817 and $2,009,907 during the year ended September 30, 2009 and 2008, respectively. In addition, during these periods, we used cash of $1,715,260 and $110,508, respectively, in our operating activities. Since our inception, we have been dependent upon funds raised through the issuance of debentures and warrants. These conditions raise doubts about our ability to continue as a going concern for a reasonable period. Our ability to continue as a going concern for a reasonable period is dependent upon our ability to raise sufficient capital to implement our business plan and to generate profits to become financially viable.  During the year ended September 30, 2009 and 2008, we raised $2,397,400 and $448,300, respectively, from the issuance of debentures and warrants.

We cannot provide assurances regarding the success of our current operations. Our financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Note 4 - Interlink Asset Group Acquisition:

On September 10, 2008, we acquired certain tangible and intangible assets, formerly owned by Interlink Global Corporation (“Interlink”), (the “Interlink Asset Group”) directly from Interlink’s creditor who had seized the assets pursuant to a Security and Collateral Agreement. Our purpose in acquiring these assets, which included employment rights to the executive management team of Interlink, was to advance the TK6000 VoIP Technology Program, which Interlink launched in July 2008. Accordingly, these assets substantially comprise our current business assets and the infrastructure for our operations. Contemporaneously with this purchase, we executed an assignment and intellectual property agreement with Interlink that served to perfect our ownership rights to the assets.

Consideration for the acquisition consisted of a face value $1,000,000 convertible debenture, plus warrants to purchase 4,000,000 shares of our common stock. On the date of the Interlink Asset Group acquisition, we also entered into a financing agreement with the creditor that provided for the issuance of a face value $500,000 convertible debenture, plus warrants to purchase 2,000,000 shares of our common stock for net cash consideration of $448,300. These financial instruments, and our accounting therefore, are further addressed in Note 7.

The transfer of the Interlink Asset Group required us to determine whether the group of assets constituted a business, or whether the group of assets did not constitute a business. We accounted for the acquisition of the assets of Interlink Asset Group as an acquisition of productive assets and not as a business. In addition to our analysis that gave rise to the conclusion that the Interlink Asset Group did not constitute a business, we considered whether the two aforementioned financing arrangements should be combined for purposes of accounting for the acquisition. In reaching a conclusions that they should be combined we considered and gave substantial weight to the facts that (i) they were entered into contemporaneously and in contemplation of one another, (ii) they were executed with the same counterparty and the terms and conditions of the financial instruments and underlying contracts are substantially the same and (iii) there is otherwise no economic need nor substantive business purpose for structuring the transactions separately. Accordingly, for purposes of accounting for the Interlink Asset Group acquisition we have combined the financing arrangements associated with both the asset purchase and the cash financing arrangement. Accounting for the financial instruments arising from these arrangements is further discussed in Note 7.

Notwithstanding our conclusion that the Interlink Asset Group did not constitute a business. Our measurement principles provide that, when consideration is not in the form of cash, measurement is based upon the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly and closely evident and, thus more reliably measureable. We have concluded that the value of the consideration given representing the financial instruments, is more clearly evident and reliable for this purpose because (i) the exchange resulted from exhaustive negotiations with the creditor, (ii) fair value measurements of our financial instruments are in part based upon market indicators and assumptions derived for active markets, and (iii) while ultimately reasonable, our fair value measurements of the significant tangible and intangible asset relies heavily on subjective estimates and prospective financial information. The following table reflects the components of the consideration paid to effect the acquisition:

Financial Instrument or Cost:	Amount
Convertible debentures:
$1,000,000 face value, 12% convertible debentures	$1,014,002
$500,000 face value, 12% convertible debentures	507,000
Class B warrants, indexed to 6,000,000 shares of common stock	555,600
Direct costs	39,200
$2,115,802

We have evaluated the substance of the exchange for purposes of identifying all assets acquired. The recognition of goodwill is not contemplated in an exchange that is not a business or accounted for as a business combination.

The following table reflects the acquisition date fair values and the final allocation of the consideration to the assets acquired. The allocation was performed under the assumption that an excess in consideration over the fair values of the assets acquired is allocated to the assets subject to depreciation and amortization, based upon their relative fair values, and not to those assets with indefinite lives. A difference in the recognized basis in the value of the consideration between book and income tax gives rise to the deferred income taxes.. Our analysis did not result in impairment, but we are required to continue to perform this analysis as provided in our impairments and disposals policy (see Note 2).

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

Note 5 - Telecommunications Equipment and Other Property:

Telecommunications equipment and other property consist of the following:
		September 30,
	Life	2009	2008

Telecommunication equipment	7	$650,804	$641,460
Computer equipment	5	106,577	85,111
Office equipment and furnishing	7	23,760	19,559
Purchased software	3	10,041	10,041
Sub – total		791,182	756,171
Less: accumulated depreciation		(125,867)	(6,404)
Total		$665,315	$749,767

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease. Depreciation of the above assets amounted to $119,463 during the fiscal year ended September 30, 2009 and $6,404 during year ended September 30, 2008.

Note 6 - Intangible Assets:

Intangible assets consist of following:	Life	September 30,
		2009	2008

Trademarks	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	-
Domain names	2	$7,723	$7,723
		851,988	840,964
Less accumulated amortization		(247,001)	(8,221)
		$604,987	$832,743

Amortization of the above intangible assets amounted to $238,780 and $8,221 for year ended September 30, 2009 and 2008, respectively.  The weighted average amortization period for the amortizable intangible assets is 3.0 years.

Estimated future amortization of intangible assets for each year ending after September 30, 2009, is as follows:

2010	$246,060
2011	225,910
2012	70,238
2013	62,779
Total	$604,987

Note 7 - Secured Convertible Debentures and Warrant Financing Arrangements:

The carrying values of our 12% secured convertible debentures consist of the following:

	September 30,
	2009	2008

$1,000,000 face value convertible debenture, due September 10, 2010	$1,006,587	$1,013,611
$500,000 face value convertible debenture, due September 10, 2010	503,293	506,804
$600,000 face value convertible debenture, due January 30, 2011	293,726	--
$500,000 face value convertible debenture, due January 30, 2011	271,741	--
$500,000 face value convertible debenture, due July 20, 2011	179,778	--
$1,100,000 face value convertible debenture, due September 25, 2011	391,630	--
Total	$2,646,755	$1,520,415
Current portion	1,509,880	--
Long portion	$1,136,875	$1,520,415

2008 Convertible Debenture Financing

On September 10, 2008, we issued a $1,000,000 face value, 12% secured convertible debenture (T-1), due September 10, 2010 and Series B warrants indexed to 4,000,000 shares of our common stock in exchange for the Interlink Asset Group, discussed in Note 4. Also on September 30, 2008, we issued a $500,000 face value 12% secured convertible debenture (T-2), due September 10, 2010 and Series B warrants indexed to 2,000,000 shares of our common stock for net cash proceeds of $472,800. The warrants have a term of five years. These financial instruments were issued to the same creditor under contracts that are substantially similar, unless otherwise mentioned in the following discussion.

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

Because the two hybrid debt contracts were issued as compensation for the Interlink Asset Group and as further discussed in Note 4 we concluded that they should be combined for accounting purposes, the accounting resulted in no beneficial conversion feature.

2009 Convertible Debenture Financings

We entered into several Securities Purchase Agreements with Debt Opportunity Fund, LLP (“DOF”) during the year ended September 30, 2009.

-
On January 30, 2009 we issued (a) 12% Senior Secured Convertible Debentures in the aggregate principal amount of $600,000 with a maturity date of January 30, 2011, convertible into shares of common stock at a conversion price of $0.25; and (b) Series C Warrants to purchase 2,400,000 shares of our common stock at an exercise price of $0.50 for net cash proceeds of $507,900. The warrants have a term of five years.

-
On February 6, 2009 we issued (a) 12% Senior Secured Convertible Debentures in the aggregate principal amount of $500,000 with a maturity date of January 30, 2011, convertible into shares of common stock at a conversion price of $0.25; and (b) Series C Warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 for net cash proceeds of $443,250. The warrants have a term of five years.

-
On July 20, 2009, we issued (a) 12% Senior Secured Convertible Debentures in the aggregate principal amount of $500,000 with a maturity date of July 20, 2011, convertible into shares of common stock at a conversion price of $0.25; and (b) Series C Warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 for net cash proceeds of $446,250.  The warrants have a term of five years.

-
On September 25, 2009, we issued (a) 12% Senior Secured Convertible Debentures in the aggregate principal amount of $1,100,000 with a maturity date of July 20, 2011, convertible into shares of common stock at a conversion price of $0.25; and (b) Series C Warrants to purchase 4,400,000 shares of our common stock at an exercise price of $0.25 for net cash proceeds of $1,000,000.  The warrants have a term of five years.

Each debenture bears interest on the principal amount outstanding and unpaid from time to time at a rate of 12% per annum from the date of issuance until paid in full. Interest is calculated on the basis of a 360-day year and paid for the actual number of days elapsed, and accrues and is payable quarterly or upon conversion (as to the principal amount then being converted). The debentures convert into shares of our common stock at the option of the holder at $0.25 per share (which conversion price is subject to adjustment under certain circumstances). The debentures are secured by a lien in all of the assets of the Company. Further, the terms of the convertible debentures provide for default redemption features similar to those described above. Since the Series C warrants offered full ratchet anti-dilution protection, any previously issued and outstanding warrants with a conversion price greater than $0.25 automatically had their conversion price ratchet down to $0.25 as subsequent issuances were made with a lower conversion price. These financial instruments included the Series C warrants associated with the January 2009, February 2009 and July 2009 financing. Each Series C Common Stock Purchase Warrant is exercisable, in whole or in part, at any time after issuance and before the close of business on the date five (5) years from the initial exercise date.

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
Midtown Partners & Co., LLC (“Midtown Partners”), an NASD registered broker dealer, acted as the placement agent for the Company in connection with the January 30, July 20, and September 25, 2009 Convertible Debt Offerings (“2009 Convertible Debt Offerings”). We paid Midtown Partners cash commissions equal to $198,000 and we issued Series BD Common Stock Purchase Warrants to Midtown Partners entitling Midtown Partners to purchase 1,720,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share and 440,000 shares of the Company’s common stock at an initial exercise price $0.25 per share. Since the Series BD warrants offered full ratchet anti-dilution protection, any previously issued and outstanding warrants with a conversion price greater than $0.25 automatically had their conversion price ratchet down to $0.25 as subsequent issuances were made with a conversion price of $0.25.

On September 22, 2009 we voided and reissued warrants in connection with our financing transactions. The cancellation and reissuance of warrants was treated as a modification under ASC 470-50 Modifications and Extinguishments, although extinguishment accounting was not necessary since the change in cash flow was <10%.

Cancelled and re-issued warrants were as follows:

Original Warrants	Indexed Shares	Strike Price	Reissued Warrants	Indexed Shares	Strike Price
C-1 warrants	2,400,000	$0.50	C-3 warrants	2,400,000	$0.50
C-2 warrants	2,000,000	$0.50	C-4 warrants	2,000,000	$0.50
BD-1 warrants	480,000	$0.50	BD-4 warrants	240,000	$0.25
			BD-5 warrants	240,000	$0.50
BD-2 warrants	400,000	$0.50	BD-6 warrants	200,000	$0.25
			BD-7 warrants	200,000	$0.50
BD-3 warrants	200,000	$0.50	BD-8 warrants	200,000	$0.25
BD-4 warrants	200,000	$0.50	BD-9 warrants	200,000	$0.50

Accounting for the Financing Arrangements:

We have evaluated the terms and conditions of the secured convertible debentures under the guidance of ASC 815, Derivatives and Hedging. We have determined that, while the anti-dilution protections preclude treatment of the embedded conversion option as conventional, the conversion option is exempt from classification as a derivative because it otherwise achieves the conditions for equity classification (if freestanding) provided in ASC 815. We have further determined that the default redemption features described above are not exempt for treatment as derivative financial instruments, because they are not clearly and closely related in terms of risk to the host debt agreement. On the inception date of the arrangements and as of September 30, 2008 and 2009, we determined that the fair value of these compound derivatives is de minus. However, we are required to re-evaluate this value at each reporting date and record changes in its fair value, if any, in income. For purposes of determining the fair value of the compound derivative, we have evaluated multiple, probability-weighted cash flow scenarios. These cash flow scenarios include, and will continue to include fair value information about our common stock. Accordingly, fluctuations in our common stock value will significantly influence the future outcomes from applying this technique.

Since, as discussed above, the embedded conversion options did not require treatment as derivative financial instruments, we are required to evaluate the feature as embodying a beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options. A beneficial conversion feature (“BCF”) is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed. Because the two hybrid debt contracts dated September 10, 2008 were issued as compensation for the Interlink Asset Group and as further discussed in Note 4 we concluded that they should be combined for accounting purposes, the accounting resulted in no beneficial conversion feature. As reflected in the tables below, the financings issued in 2009 were found to have a BCF. These amounts gives effect to the (i) the trading market price on the contract dates and (ii) the effective conversion price of each issuance after allocation of proceeds to all financial instruments sold based upon their relative fair values. Notwithstanding, BCF was limited to the value ascribed to the remaining hybrid contract (using the relative fair value approach). Accordingly, the BCF allocated to paid-in capital from the 2009 financings amounted to $872,320 for the year ended September 30, 2009.

We have evaluated the terms and conditions of the Series C and BD warrants under the guidance of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The warrants embody a fundamental change-in-control redemption privilege wherein the holder may redeem the warrants in the event of a change in control for a share of assets or consideration received in such a contingent event. This redemption feature places the warrants within the scope of ASC 480-10, as put warrants and, accordingly, they are classified in liabilities and measured at inception and on an ongoing basis at fair value. Fair value of the warrants was measured using the Black-Scholes-Merton valuation technique and in applying this technique we were required to develop certain subjective assumptions. We have valued the underlying common shares at $0.25 on both the inception and the financial statement date being representative of our best estimates of our enterprise value, applying discounted cash flow techniques consistent with approaches outlined by the American Institute of Certified Public Accountants.

Premiums on the secured convertible debentures arose from initial recognition at fair value, which is higher than face value. Discounts arose from initial recognition at fair value, which is lower than face value. Premiums and discounts are amortized through credits and debits to interest expense over the term of the debt agreement. Amortization of debt (discount) premiums amounts to $(170,942) and $587 for the years ended September 30, 2009 and 2008, respectively.

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

The following tables illustrate the initial allocation to the secured convertible debentures and warrants financing arrangements:

	September 10, 2008 $1,000,000	September 10, 2008 $500,000
	Financing	Financing

Secured convertible debentures	$1,014,102	$507,000
Series B warrants (classified as liabilities)	370,400	185,200
Compound derivative	--	--
Total	$1,384,502	$692,200

	January 30, 2009	February 6, 2009
	$600,000	$500,000
	Financing	Financing

Secured convertible debentures	$205,440	$200,400
Series C warrants (classified as liabilities)	185,760	134,600
Series BD warrants (classified as liabilities)	37,152	53,840
Additional paid-in capital (BCF)	196,800	150,000
Direct financing costs	(93,001)	(77,923)
Day-one derivative loss	(24,251)	(17,667)
Compound derivative	--	--
Total	$507,900	$443,250
	July 20, 2009	September 25, 2009
	$500,000	$1,100,000
	Financing	Financing

Secured convertible debentures	$160,800	$388,760
Series C warrants (classified as liabilities)	159,200	335,720
Series BD warrants (classified as liabilities)	--	67,144
Additional paid-in capital (BCF)	170,000	355,520
Direct financing costs	(34,534)	(117,380)
Day-one derivative loss	(9,216)	(29,764)
Compound derivative	--	--
Total	$446,250	$1,000,000

On September 24, 2009, we obtained an extension of the interest payments due June 30, 2009 and September 30, 2009 to June 30, 2010 and September 30, 2010, respectively. The change in cash flow from this modification was analyzed to determine if it was greater than 10% which would give rise to extinguishment accounting. In each case, the change in cash flows was less than 10% so extinguishment accounting was not applicable.

Fair Value Considerations

We adopted the provisions of ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) with respect to our financial instruments. As required by of ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of September 30, 2009 and September 30, 2008 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended September 30, 2009:

Beginning balance: Derivative financial instruments	$563,400
Total gains (losses)	128,646
Purchases, sales, issuances and settlements, net	635,226
Ending balance	1,327,272
Current portion	382,200
Long portion, derivative liabilities	$945,072

The warrants are valued using the Black-Scholes-Merton (BSM) valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments.
BSM inputs are as follows:

Financing inception dates	Series B Warrants	Series C-3 Warrants	Series C-4 Warrants	Series C-5 Warrants	Series C-6 Warrants	Series BD Warrants
Strike price	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Volatility	73%	76%	76%	82%	89%	76%-89%
Expected term (years)	5.00	5.00	5.00	5.00	5.00	5.00
Risk-free rate	2.91%	1.85%	1.97%	2.46%	2.31%	1.85%-2.31%
Dividends	--	--	--	--	--	--

September 30, 2008	Series B Warrants	Series C-3 Warrants	Series C-4 Warrants	Series C-5 Warrants	Series C-6 Warrants	Series BD Warrants
Strike price	$0.25	--	--	--	--	--
Volatility	74%	--	--	--	--	--
Expected term (years)	4.95	--	--	--	--	--
Risk-free rate	2.98%	--	--	--	--	--
Dividends	--	--	--	--	--	--

September 30, 2009	Series B Warrants	Series C-3 Warrants	Series C-4 Warrants	Series C-5 Warrants	Series C-6 Warrants	Series BD Warrants
Strike price	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Volatility	93%	92%	92%	89%	89%	89%-93%
Expected term (years)	3.95	4.34	4.36	4.81	5.00	3.95-5.00
Risk-free rate	2.31%	2.31%	2.31%	2.31%	2.31%	2.31%
Dividends	--	--	--	--	--	--

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

Officer	Shares	Expense

Anastasios Kyriakides, CEO	2,100,000	$525,000
Nicholas Kyriakides	600,000	150,000
Kenneth Hosfeld, EVP	1,100,000	275,000
Leo Manzewitsch, CTO	1,100,000	275,000
Guillermo Rodriguez, CFO	1,100,000	275,000
	6,000,000	$1,500,000

Share-based payment for goods and services to non-employees:

During the year ended September 30, 2008, we issued 2,150,000 shares of common stock to non-employees for goods and services.

Consultant/Provider	Shares	Expense
FAMALOM, LLC	$450,000	$112,500
Decembra Diamond	360,000	90,000
John Clarke	100,000	25,000
Deadalus Consulting, Inc.	90,000	22,500
Ron Roule	1,000,000	250,000
Iseal Aponte	150,000	37,500
	2,150,000	$537,500

On July 9, 2009, we issued 1,000,000 shares of our common stock to non-employees for goods and services.

Consultant/Provider	Shares	Expense

Omni Reliant	1,000,000	$250,000

Warrants to purchase common stock:

On September 25, 2009, we issued Series C warrants to purchase 4,400,000 shares of our common stock in connection with financing transactions discussed in Note 7. These warrants have a strike price of $0.50 and five years from issuance.

On July 20, 2009, we issued Series C warrants to purchase 2,000,000 shares of our common stock in connection with financing transactions discussed in Note 7. These warrants have a strike price of $0.50 and expire five years from issuance.

On February 6, 2009, we issued Series C warrants to purchase 2,000,000 shares of our common stock in connection with financing transactions discussed in Note 7. These warrants have a strike price of $0.50 and expire five years from issuance.

On January 30, 2009, we issued Series C warrants to purchase 2,400,000 shares of our common stock in connection with financing transactions discussed in Note 7. These warrants have a strike price of $0.50 and expire five years from issuance.

We also issued Series BD warrants to purchase 1,080,000 shares of our common stock in connections with financing transactions discussed in Note 7.  These warrants have a strike price of $0.50 and expire in five years from issuance.

We also issued Series BD warrants to purchase 1,080,000 shares of our common stock in connections with financing transactions discussed in Note 7.  These warrants have a strike price of $0.25 and expire in five years from issuance.

On September 10, 2008, we issued Class B warrants to purchase 4,000,000 shares of our common stock in connection with financing transactions discussed in Note 7. These warrants have a strike price of $0.50 and expire five years from issuance.

On September 10, 2008, we issued Class B warrants to purchase 2,000,000 shares of our common stock in connection with financing transactions discussed in Note 7. These warrants have a strike price of $0.50 and expire five years from issuance.

On January 17, 2007, we issued Class A warrants to purchase 3,099,712 shares of our common stock in connection with a sale of common stock. These warrants have a strike price of $0.25 and expire five years from issuance.

	Indexed Shares	Weighted Strike
October 1, 2006
Issued	3,262,912	$1.00
Exercised	-	-
Expired	-	-
September 30, 2007	3,262,912	$1.00
Issued	6,000,000	$0.50
Exercised	-	-
Expired	-	-
September 30, 2008	9,262,912	$0.67
Issued	12,960,000	$0.50
Exercised	-	-
Expired/cancelled	(163,200)	0.25
September 30, 2009	22,059,712	$0.57

The weighted average remaining life of the aggregate warrants is 4.5 years.

Refer to Note 2 for income associated with the classification of warrants liabilities at year end September 30, 2009.

Note 9 - Commitment and Contingencies:

Leases

We lease our principal office space under an arrangement that is an operating lease. Rent and associated occupancy expenses for year ended September 30, 2009 and 2008 was $165,716 and $43,753, respectively.

Minimum non-cancellable future lease payments as of September 30, 2009, were as follows: 2010 - $98,725.

Employment arrangements

We have entered into an employment agreement with our Chief Executive Officer, Anastasios Kyriakides and in  consideration of his services to us, we have agreed to pay him a base salary of $150,000 plus certain bonuses and awards if the Company achieves certain profitability levels and adopts certain incentive compensation plans. As of September 30, 2009, none of these incentive arrangements and plans had been realized. The agreement is effective through September 30, 2013.

Note 10 - Related Parties:

Effective December 30, 2007, we sold all of the assets associated with our advertising business as a going concern to Robert H. Blank, who was then our President and Chief Operating Officer. The purchase price for the assets was $185,000. Mr. Blank paid the purchase price by assuming a convertible debenture issued by us to Mr. Robin C. Hoover in the amount of $185,000. The convertible debenture constituted substantially all of our liabilities at the time of the acquisition. In addition, Mr. Hoover and Mr. Blank tendered 208 and 200 shares of common stock, respectively, to the Company. These shares had been issued to Mr. Blank and Mr. Hoover as “founders” shares.

Effective September 10, 2008, we issued 1,000,000 shares to Apogee Financial Investments, Inc. in connection with certain consulting services rendered to us. Mr. Richard Diamond is president of Apogee Financial Investments, Inc. and served as a member of our board of directors until his resignation on November 23, 2009. On the date of the issuance, Mr. Diamond was not a member of our board of directors.

Midtown Partners & Co., LLC (“Midtown Partners”), an FINRA registered broker dealer, acted as the placement agent in connection with multiple Convertible Debt Offerings.  In connection with these offerings, we paid Midtown Partners a cash commission equal to $198,000; issued Series BD Common Stock Purchase Warrant to Midtown Partners entitling Midtown Partners to purchase 1,080,000 shares of our common stock at an initial exercise price of  $0.50 per share; and issued Series BD Common Stock Purchase Warrant to Midtown Partners entitling Midtown Partners to purchase 1,080,000 shares of our common stock at an initial exercise price of $0.25 per share. Midtown Partners is a wholly-owned subsidiary of Apogee Financial Investments, Inc.  Mr. Richard Diamond is president of Apogee Financial Investments, Inc. and served as a member of our board of directors until his resignation on November 23, 2009.

A company owned or controlled by a major shareholder of NetTalk.com, Inc., provided services to us, as follows:

In June 2009, we incurred advertising expense for the creation of an infomercial to be aired during the deployment and launching of our TK6000.  The deployment and launching of our TK6000 has a been a success and the infomercial is presently running weekly on most US markets.   The advertising expense incurred, was as follows:

Items	Amount

Cash payment	$100,000
Share-based payment (1,000,000 common shares)	250,000
Total	$350,000

Accounts payable to Omni Reliant	$85,479

Advertising costs – infomercial and media costs	$85,479

At September 30, 2009, Due to officers amounted to $56,300,  the amount is revolving and will be liquidated within one year.

Note 11 - Discontinued Operations:

On September 10, 2008, at the time we acquired the Interlink Asset Group, our management and Board of Directors committed to the discontinuance and disposal of our advertising business. We disposed of this asset to be able to concentrate our efforts exclusively on the deployment of the TK6000 product offering. We concluded that the advertising business constituted a component of our business and have presented the unit in the accompanying financial statements on the basis that (a) the operations and cash flows of the component have been eliminated from our ongoing operations a result of the disposal transaction and (b) we have no significant continuing involvement in the operations of the component after the disposal transaction. During fiscal year ended  September 30, 2008, we sold the advertising business resulting in a gain on sale of $168,083.

There are no assets or liabilities remaining at September 30, 2009.

The caption discontinued operations on our statements of operations reflects the following:

	September 30,
	2009	2008

Income from discontinued business	$-	$18,045
Gain on sale of equipment	-	168,083
Total	$-	$186,128

Note 12 - Income taxes:

Our income tax provision (benefit) for the year ended September 30 consisted of the following:

	September 30,
	2009	2008

Current provision	$-	$(8,033)
Deferred provision	-	-
Changes in valuation allowance	-	-
	$-	$(8,033)

Our effective tax rate differs from statutory tax rates, as follows:
	September 30,
	2009	2008

Federal statutory rate	34.0%	34.0%
State rate, net of federal benefit	3.6%	3.6%
Derivative income	4.3%	-%
Change in valuation allowance	(41.9%)	(37.6%)
Effective tax rate	0.0%	0.0%

Deferred tax assets and (liabilities) reflects the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of our deferred tax assets are as follows, as of September 30, 2009 and 2008:

	September 30,
	2009	2008
Property and fixed assets	$(45,284)	$(1,254)
Reserves and accruals	392	-
Net operating loss carry forwards	1,332,725	212,448
	1,287,834	211,194
Valuation allowance	(1,287,834)	(211,194)
Net deferred taxes, after valuation allowance	$-	$-

Our valuation allowance increased $1,076,640 and $211,194 during the year ended September 30, 2009 and 2008, respectively.

Based on our prior earnings and sufficiency of income to be utilized in carry back years and future taxable income, it is more likely than not that these net deferred tax assets will not be utilized. Therefore, a valuation allowance has been set up to reduce deferred tax assets to zero. As of September 30, 2009, we have net operating loss carry forward amounting to $3,544,482 that are available, subject to limitations, to offset future taxable income through 2024. All prior tax years, subject to limitations, remain subject to examination by Federal and state taxing authorities.

Note 13 - Subsequent Events:

Effective November 15, 2009, our Board of directors approved our 2010 Stock Option Plan. Our plan is a long – term retention program that is intended to attract, retain and provide incentives for our talented employees, officers and directors and to align shareholders and employee interests. We will grant stock options from our 2010 Stock Option Plan during our fiscal year ending on September 30, 2010.

On November 25, 2009 we filed Form 8 K to report the resignation of Mr. Richard Diamond as our director.

On December 1, 2009 we filed Form 8 K to report the approval and implementation of our Code of Ethics.