Form 10-Q
period 2009-12-31
NET TALK.COM, INC.
filed 2010-02-12
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [√]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during  the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated Filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [√]

The Registrant had 9,719,800 shares of Common Stock, par value $0.001 per share, outstanding as of February 12, 2010.

Net Talk.com, Inc.

Part I

Item 1. Financial statements

Net Talk.com, Inc.
Balance Sheets

	December 31,	September 30,
	2009	2009

Assets
Current assets:
Cash and cash equivalents	$377,931	$1,007,366
Restricted cash	11,246	3,332
Accounts receivables, net of allowance bad debts $9,234 and $1,042	29,862	37,315
Inventory	196,161	117,712
Prepaid advertising	1,542	5,008
Total current assets	616,742	1,170,733

Telecommunication equipment and other property, net	635,071	665,315
Intangible assets, net	545,154	604,987
Deferred financing costs and other assets	254,862	298,266

Total assets	$2,051,829	$2,739,301

Liabilities and Stockholders' Deficit:
Current liabilities:
Accounts payable	$353,678	$264,912
Due to officer	-	56,300
Accrued interest	294,774	168,774
Accrued expenses	5,668	49,320
Senior secured convertible debentures ($1,500,000 face value)	1,507,260	1,509,880
Derivative liabilities	946,200	382,200
Total current liabilities	3,107,580	2,431,386

Senior secured convertible debentures ($2,700,000 face value),
less current portion	1,293,662	1,136,875
Derivative liabilities, less current portion	1,564,844	945,072

Total liabilities	5,966,086	4,513,333

Stockholders' Deficit:
Preferred stock $.001 par value, 10,000,000 shares
authorized, none designated or issued	-	-
Common stock, $.001 par value, 300,000,000 shares
authorized, 9,719,800 and 8,749,800 issued and outstanding,
as of September 30, 2009 and 2008, respectively	9,720	9,720
Additional paid in surplus	3,458,825	3,458,825
Accumulated deficit	(7,382,802)	(5,242,577)
Total stockholders' deficit	(3,914,257)	(1,774,032)

Total liabilities and stockholders' deficit	$2,051,829	$2,739,301

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Three months ended
	December 31,
	2009	2008

Revenues	184,193	-
Cost of sales	332,316	-
Gross margin	(148,123)	-

Advertising	72,930	-
Compensation and benefits	102,063	89,000
Professional fees	50,109	116,367
Depreciation and amortization	90,589	66,724
Research and development	46,285	88,127
General and administrative expenses	123,738	64,691
Total operating expenses	485,714	424,909

Loss from operations	(633,837)	(424,909)

Other income (expenses):
Interest expense	(326,191)	(47,195)
Derivative income (expense)	(1,183,772)	61,200
Interest income	3,575	2,325
	(1,506,388)	16,330

Loss from operations before income taxes	(2,140,225)	(408,579)

Benefit for income taxes	-	-

Net income (loss)	(2,140,225)	(408,579)

Net loss per shares:

Basic and diluted	$(0.24)	$(0.05)

Weighted average shares, basic and diluted	9,015,553	8,749,800

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Three months ended December 31,
	2009	2008

Cash flow from operating activities:

Net income (loss)	$(2,140,225)	$(408,579)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	30,757	29,217
Amortization	59,833	37,507
Amortization of finance costs	200,190	3,075
Amortization of premium on debentures	(2,621)	(2,641)
Bad debt expense	8,193	-
Fair value of derivatives	1,183,772	(61,200)
Changes in assets and liabilities:
Accounts receivables	(740)	-
Prepaid expenses and other assets	3,465	(1,000)
Inventories	(78,449)	-
Accounts payables	88,767	-
Accrued expenses	82,349	110,519
Net cash used in operating activities	(564,709)	(293,102)
Cash flow used in investing activities:
Acquisition of fixed assets	(513)	-
Net cash used in investing activities	(513)	-
Cash flow used in financing activities:
Loans from officers	(56,300)	-
Net cash used in investing activities	(56,300)	-
Net increase in cash	(621,522)	(293,102)
Cash and equivalents, beginning	1,010,699	342,793
Cash and equivalents, ending	$389,177	$49,691

Supplemental disclosures:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
Notes to Unaudited Financial Statements

Note 1 – Nature of operations and basis of presentation

Basis of presentation:

The accompanying unaudited condensed financial statements as of and for the three months ended December 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three months ended    December 31, 2009 are not necessarily indicative of the results for the year ending September 30, 2010. The unaudited condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission.

Going concern:

To alleviate the effects of our previously reported working capital deficits and negative cash flows from operations, we have succeeded in securing financing anticipated to close on or about February 17, 2010. The financing will provide working capital in the amount of $5,000,000.

Nature of Operations:

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

Subsequent events

We have evaluated subsequent events that occurred after our three months ended December 31, 2009 through February 12, 2010.

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

Revenue recognition

Operating revenue consist of customer equipment sales of our main product TK6000, telecommunication service revenues, and shipping and handling revenues.

Most all of our operating revenues are generated from the sale of customer equipment of our main product the TK6000. We also derive service revenues from per minute fees for international calls. Our operating revenue is fully recognized at the time of our customer equipment sale which includes credit card acceptance date and shipment date.  The device provides for life time service (over the life of the device/equipment).  Our equipment is able to operate within our network/platform or over any other network/platform. There is no need for income allocation between our device and life time service provided.  The full intrinsic value of the sale is allocated to the device.  Therefore, we recognized 100% of revenue at time of customer equipment sale and do not allocate any income to the life time service provided. Shipping and handling is also recognized at time of sale.  International calls are billed as earned from our customers.  International calls are prepaid and customers account is debited as minutes are used and earned.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed federally insured limits.

	December 31,	September 30,
Inventory	2009	2009

Productive material, work in process and supplies	$40,952	$43,538
Finished products	155,209	74,174
Total	$196,161	$117,712

During the three months ended December 31, 2009 and 2008, in accordance with our lower of cost or market analyses we did not record lower of cost or market adjustments to our finished goods inventories.

Telecommunications Equipment and Other Property

Property, equipment and telecommunication equipment includes acquired assets which consist of network equipment, computer hardware, furniture and software. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which ranges from three to five years.  The cost associated with  major improvements is capitalized while the cost of maintenance and repairs is charged to operating expenses.

Intangible Assets

Our intangible assets were acquired in connection with the asset acquisition, more fully described in Note 3. The intangible assets were recorded at our acquisition cost, which encompassed estimates of their respective and their relative fair values, as well as estimates of the fair value of consideration that we issued. We amortize our intangible assets using the straight-line method over lives that are predicated on contractual terms or over periods we believe the assets will have utility.

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

	December 31,
Components of Research and Development:	2009	2008
Product development and engineering	$2,426	$51,839
Payroll and benefits	43,859	-
Total	$46,285	$51,839

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

Financial Instruments

Financial instruments, as defined in the Accounting Standards Codification (“ASC”) 825 Financial Instruments, consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, secured convertible debentures, and derivative financial instruments.

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

As of December 31, 2009, estimated fair values and respective carrying values of our secured convertible debentures are as follows:

Financial Instrument	Note	Fair Value	Carrying Value
$ 1,000,000 12% Secured Convertible Debenture	6	$1,168,321	$1,004,840
$ 500,000 12% Secured Convertible Debenture	6	584,161	502,420
$ 600,000 12% Secured Convertible Debenture	6	677,953	335,864
$ 500,000 12% Secured Convertible Debenture	6	564,961	304,616
$ 500,000 12% Secured Convertible Debenture	6	530,027	207,165
$ 1,100,000 12% Secured Convertible Debenture	6	1,144,616	446,017
Total		$4,670,039	$2,800,922

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

The fair value of our derivative liabilities consist of the following:

Derivative Financial Instrument	Indexed Shares	December 31, 2009	September 30, 2009
Warrants:
September 10, 2008 Series B warrants (Tranche 1)	2,000,000	$315,400	$127,400
September 10, 2008 Series B warrants (Tranche 2)	4,000,000	630,800	254,800
January 30, 2009 Series C-3 warrants	2,400,000	227,520	167,040
January 30, 2009 Series BD warrants	480,000	62,616	33,408
February 6, 2009 Series C-4 warrants	2,000,000	190,200	139,400
February 6, 2009 Series BD warrants	800,000	104,600	55,760
July 20, 2009 Series C-5 warrants	2,000,000	363,600	146,600
September 25, 2009 Series C-6 warrants	4,400,000	485,760	335,720
September 25, 2009 Series BD warrants	880,000	130,548	67,144

Compound Derivative Financial Instruments:
$1,000,000 Convertible Debenture, dated September 10, 2008	n/a	--	--
$500,000 Convertible Debenture, dated September 10, 2008	n/a	--	--
$600,000 Convertible Debenture, dated January 30, 2009	n/a	--	--
$500,000 Convertible Debenture, dated February 6, 2009	n/a	--	--
$500,000 Convertible Debenture, dated July 20, 2009	n/a	--	--
$1,100,000 Convertible Debenture, dated September 25, 2009	n/a	--	--
Total	18,960,000	$2,511,044	$1,327,272

The following table summarizes the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months ended
	December 31, 2009	December 31, 2008

September 10, 2008 Series B warrants (Tranche 1)	$(188,000)	$20,400
September 10, 2008 Series B warrants (Tranche 2)	(376,000)	40,800
January 30, 2009 Series C-3 warrants	(60,480)	--
January 30, 2009 Series BD warrants	(29,208)	--
February 6, 2009 Series C-4 warrants	(50,800)	--
February 6, 2009 Series BD warrants	(48,840)	--
July 20, 2009 Series C-5 warrants	(217,000)	--
September 25, 2009 Series C-6 warrants	(150,040)
September 25, 2009 Series BD warrants	(63,404)	--
Total	$(1,183,772)	$61,200

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, which establishes FASB Accounting Standards Codification (“the Codification”) as the official single source of authoritative U. S, GAAP.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non – authoritative.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

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

In August 2009, the FASB updated its authoritative guidance on fair value measurement and disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009 – 05.  ASC Update 2009 – 05  became effective for our  period ended  December 31, 2009.  Adoption of this guidance  did not have any impact on our results of operations or financial position.

Note 3 - Interlink Asset Group Acquisition:

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

We accounted for the acquisition of the assets of Interlink Asset Group as an acquisition of productive assets and not as a business.  In addition to our analysis that gave rise to the conclusion that the Interlink Asset Group did not constitute a business, we considered whether the two aforementioned financing arrangements should be combined for purposes of accounting for the acquisition. In reaching a conclusions that they should be combined we considered and gave substantial weight to the facts that (i) they were entered into contemporaneously and in contemplation of one another, (ii) they were executed with the same counterparty and the terms and conditions of the financial instruments and underlying contracts are substantially the same and (iii) there is otherwise no economic need nor substantive business purpose for structuring the transactions separately. Accordingly, for purposes of accounting for the Interlink Asset Group acquisition we have combined the financing arrangements associated with both the asset purchase and the cash financing arrangement. Accounting for the financial instruments arising from these arrangements is further discussed in Note 6.

Notwithstanding our conclusion that the Interlink Asset Group did not constitute a business, our measurement principles provide that, when consideration is not in the form of cash, measurement is based upon the fair value of the consideration given or the fair value of the assets acquired, whichever is more clearly and closely evident and, thus more reliably measureable. We have concluded that the value of the consideration given representing the financial instruments, is more clearly evident and reliable for this purpose because (i) the exchange resulted from exhaustive negotiations with the creditor, (ii) fair value measurements of our financial instruments are in part based upon market indicators and assumptions derived for active markets, and (iii) while ultimately reasonable, our fair value measurements of the significant tangible and intangible asset relies heavily on subjective estimates and prospective financial information. The following table reflects the components of the consideration paid to effect the acquisition:

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

As more fully discussed in Note 7, we issued 6,000,000 shares of common stock to our new management team in connection with the Interlink Asset Group acquisition. These shares are compensatory in nature and are fully vested. We have valued the shares at $1,500,000, consistent with fair value measurements used elsewhere in our accounting, and recognized the expense in compensation for the period.

Note 4 - Telecommunications Equipment and Other Property:

Telecommunications equipment and other property consist of the following:		December 31,	September 30,
	Life	2009	2009

Telecommunication equipment	7	$650,804	$650,804
Computer equipment	5	106,577	106,577
Office equipment and furnishing	7	23,760	23,760
Purchased software	3	10,554	10,041
Sub – total		791,695	791,182
Less: accumulated depreciation		(156,624)	(125,867)
Total		$635,071	$665,315

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease.

Depreciation of the above assets amounted to $30,757 during the three months ended December 31, 2009 and $29,217 during  December 31, 2008.

Note 5 - Intangible Assets:

Intangible assets consist of following:		December 31,	September 30,
	Life	2009	2008

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(306,834)	(247,001)
		$545,154	$604,987

Amortization of the above intangible assets amounted to $59,833 and$37,507for the three months ended December 31, 2009 and 2008, respectively.  The weighted average amortization period for the amortizable intangible assets is 2.7 years.

Estimated future amortization of intangible assets, is as follows:

September 30,
2010	$187,000
2011	225,910
2012	70,238
2013	62,006
Total	$545,154

Note 6 - Secured Convertible Debentures and Warrant Financing Arrangements:

The carrying values of our 12% secured convertible debentures consist of the following:

	December 31 2009	September 30 2009

$1,000,000 face value convertible debenture, due September 10, 2010	$1,004,840	$1,006,588
$500,000 face value convertible debenture, due September 10, 2010	502,420	503,293
$600,000 face value convertible debenture, due January 30, 2011	335,864	293,726
$500,000 face value convertible debenture, due January 30, 2011	304,616	271,741
$500,000 face value convertible debenture, due July 20, 2011	207,165	179,778
$1,100,000 face value convertible debenture, due September 25, 2011	446,017	391,630
Total	$2,800,922	$2,646,756

2008 Convertible Debenture Financing

On September 10, 2008, we issued a $1,000,000 face value, 12% secured convertible debenture (T-1), due September 10, 2010 and Series B warrants indexed to 4,000,000 shares of our common stock in exchange for the Interlink Asset Group, discussed in Note 3. Also on September 10, 2008, we issued a $500,000 face value 12% secured convertible debenture (T-2), due September 10, 2010 and Series B warrants indexed to 2,000,000 shares of our common stock for net cash proceeds of $472,800. The warrants have a term of five years. These financial instruments were issued to the same creditor under contracts that are substantially similar, unless otherwise mentioned in the following discussion.

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

Because the two hybrid debt contracts were issued as compensation for the Interlink Asset Group and as further discussed in Note 3 we concluded that they should be combined for accounting purposes, the accounting resulted in no beneficial conversion feature.

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

Each debenture bears interest at a rate of 12% per annum from the date of issuance until paid in full. Interest is calculated on the basis of a 360-day year and paid for the actual number of days elapsed, and accrues and is payable quarterly or upon conversion (as to the principal amount then being converted). The debentures convert into shares of our common stock at the option of the holder at $0.25 per share (which conversion price is subject to adjustment under certain circumstances). The debentures are secured by a lien in all of the assets of the Company. Further, the terms of the convertible debentures provide for default redemption features similar to those described above.

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

On September 22, 2009 we voided and reissued warrants in connection with our financing transactions. The cancellation and reissuance of warrants was treated as a modification under ASC 470-50 Modifications and Extinguishments although the change in cash flow was  less than 10% so extinguishment accounting was not applicable.

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

Accounting for the Financing Arrangements:

We have evaluated the terms and conditions of the secured convertible debentures under the guidance of ASC 815, Derivatives and Hedging. We have determined that, while the anti-dilution protections preclude treatment of the embedded conversion option as conventional, the conversion option is exempt from classification as a derivative because it otherwise achieves the conditions for equity classification (if freestanding) provided in ASC 815. We have further determined that the default redemption features described above are not exempt for treatment as derivative financial instruments, because they are not clearly and closely related in terms of risk to the host debt agreement. On the inception date of the arrangements through December 31, 2009, we determined that the fair value of these compound derivatives is de minus. However, we are required to re-evaluate this value at each reporting date and record changes in its fair value, if any, in income. For purposes of determining the fair value of the compound derivative, we have evaluated multiple, probability-weighted cash flow scenarios. These cash flow scenarios include, and will continue to include fair value information about our common stock. Accordingly, fluctuations in our common stock value will significantly influence the future outcomes from applying this technique.

As discussed above, the embedded conversion options did not require treatment as derivative financial instruments; however we were required to evaluate the feature as embodying a beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options. A beneficial conversion feature (“BCF”) is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed.  Because the two hybrid debt contracts dated September 10, 2008 were issued as compensation for the Interlink Asset Group and as further discussed in Note 3 we concluded that they should be combined for accounting purposes and the accounting resulted in no beneficial conversion feature. The financings issued in 2009 were found to have a BCF which gives effect to the (i) the trading market price on the contract dates and (ii) the effective conversion price of each issuance after allocation of proceeds to all financial instruments sold based upon their relative fair values. Notwithstanding, the BCF was limited to the value ascribed to the remaining hybrid contract (using the relative fair value approach). Accordingly, the BCF allocated to paid-in capital from the 2009 financings amounted to $872,320 for the year ended September 30, 2009.

We evaluated the terms and conditions of the Series B, Series C and Series BD warrants under the guidance of ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The warrants embody a fundamental change-in-control redemption privilege wherein the holder may redeem the warrants in the event of a change in control for a share of assets or consideration received in such a contingent event. This redemption feature places the warrants within the scope of ASC 480-10, as put warrants and, accordingly, they are classified in liabilities and measured at inception and on an ongoing basis at fair value. Fair value of the warrants was measured using the Black-Scholes-Merton valuation technique and in applying this technique we were required to develop certain subjective assumptions which are listed in more detail below.

Premiums on the secured convertible debentures arose from initial recognition at fair value, which is higher than face value. Discounts arose from initial recognition at fair value, which is lower than face value. Premiums and discounts are amortized through credits and debits to interest expense over the term of the debt agreement. Amortization of debt (discount) premiums amounts to $(43,405) and $2,640 for the three months ended December 30, 2009 and 2008, respectively.

Direct financing costs were allocated to the financial instruments issued (hybrid debt and warrants) based upon their relative fair values. Amounts related to the hybrid debt are recorded as deferred finance costs and amortized through charges to interest expense over the term of the arrangement using the effective interest method. Amounts related to the warrants were charged directly to income because the warrants were classified in liabilities, rather than equity, as described above. Direct financing costs are amortized through charges to interest expense over the term of the debt agreement.

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

Fair Value Considerations

We adopted the provisions of ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) with respect to our financial instruments. As required by of ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of December 31, 2009 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following represents a reconciliation of the changes in fair value of financial instruments measured at fair value:

Balance at September 30, 2009	$1,327,272
Fair value adjustments	1,183,772
Balance at December 31, 2009	$2,511,044

The warrants are valued using the Black-Scholes-Merton (“BSM”) valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions underlying the BSM calculations are as follows as of December 31, 2009 and September 30, 2009:

December 31, 2009	Series B Warrants	Series C-3 Warrants	Series C-4 Warrants	Series C-5 Warrants	Series C-6 Warrants	Series BD Warrants
Adjusted Strike price	$0.25	$0.50	$0.50	$0.25	$0.50	$0.25-$0.50
Volatility	97%	94%	94%	92%	91%	91%-94%
Expected term (years)	3.69	4.08	4.10	4.55	4.75	4.08-4.75
Risk-free rate	1.70%	1.70%	1.70%	2.69%	2.69%	1.70-2.69%
Dividends	--	--	--	--	--	--

September 30, 2009	Series B Warrants	Series C-3 Warrants	Series C-4 Warrants	Series C-5 Warrants	Series C-6 Warrants	Series BD Warrants
Adjusted Strike price	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Volatility	93%	92%	92%	89%	89%	89%-93%
Expected term (years)	3.95	4.34	4.36	4.81	5.00	3.95-5.00
Risk-free rate	2.31%	2.31%	2.31%	2.31%	2.31%	2.31%
Dividends	--	--	--	--	--	--

We did not have a historical trading history sufficient to develop an internal volatility rate for use in BSM. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily. The remaining term of our warrants is used as our term input and for purposes of our risk-free rate, we have used the publicly-available yields on zero-coupon Treasury securities with remaining terms to maturity consistent with the remaining contractual term of the warrants. Until December 2009, when our stock became listed on the OTC Bulletin Board, we valued the underlying common shares at $0.25 which was representative of our best estimates of our enterprise value.

Note 7 - Stockholders’ Deficit:

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

Warrants to purchase common stock:

On September 25, 2009, we issued Series C warrants to purchase 4,400,000 shares of our common stock in connection with financing transactions discussed in Note 6. These warrants have a strike price of $0.50 and expire five years from issuance.

On July 20, 2009, we issued Series C warrants to purchase 2,000,000 shares of our common stock in connection with financing transactions discussed in Note 6. These warrants have a strike price of $0.25 and expire five years from issuance.

On February 6, 2009, we issued Series C warrants to purchase 2,000,000 shares of our common stock in connection with financing transactions discussed in Note 6. These warrants have a strike price of $0.50 and expire five years from issuance.

On January 30, 2009, we issued Series C warrants to purchase 2,400,000 shares of our common stock in connection with financing transactions discussed in Note 6. These warrants have a strike price of $0.50 and expire five years from issuance.

We also issued Series BD warrants to purchase 1,080,000 shares of our common stock in connections with financing transactions discussed in Note 6.  These warrants have a strike price of $0.50 and expire in five years from issuance.

We also issued Series BD warrants to purchase 1,080,000 shares of our common stock in connections with financing transactions discussed in Note 6.  These warrants have a strike price of $0.25 and expire in five years from issuance.

On September 10, 2008, we issued Class B warrants to purchase 4,000,000 shares of our common stock in connection with financing transactions discussed in Note 6. These warrants have a strike price of $0.25 and expire five years from issuance.

On September 10, 2008, we issued Class B warrants to purchase 2,000,000 shares of our common stock in connection with financing transactions discussed in Note 6. These warrants have a strike price of $0.25 and expire five years from issuance.

On January 17, 2007, we issued Class A warrants to purchase 3,099,712 shares of our common stock in connection with a sale of common stock. These warrants have a strike price of $0.25 and expire five years from issuance.

	Indexed Shares	Weighted Strike
October 1, 2006
Issued	3,262,912	$1.00
Exercised	-	-
Expired	-	-
September 30, 2007	3,262,912	$1.00
Issued	6,000,000	$0.50
Exercised	-	-
Expired	-	-
September 30, 2008	9,262,912	$0.67
Issued	12,960,000	$0.50
Exercised	-	-
Expired/cancelled	(163,200)	0.25
September 30, 2009	22,059,712	$0.57
Issued	-	-
Expired	-	-
December 31, 2009	22,059,712	$0.50

The weighted average remaining life of the aggregate warrants is 3.5 years.

Refer to Note 2 for income associated with the classification of warrants liabilities at the three months ended December 31, 2009.

Note 8 - Commitment and Contingencies:

Leases

We lease our principal office space under an arrangement that is an operating lease. Rent and associated occupancy expenses for the three months ended December 31, 2009 and 2008 was $43,156 and $41,260 respectively.

Minimum non-cancellable future lease payments as of December 31, 2009, were as follows: 2010 - $71,800.

Employment arrangements

We have entered into an employment agreement with our Chief Executive Officer, Anastasios Kyriakides and in  consideration of his services to us, we have agreed to pay him a base salary of $150,000 plus certain bonuses and awards if the Company achieves certain profitability levels and adopts certain incentive compensation plans. As of December 31, 2009, none of these incentive arrangements and plans had been realized. The agreement is effective through September 30, 2013.

Note 9 - Related Parties:

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

A company owned or controlled by a major shareholder of NetTalk.com, Inc., provided services to us, as follows:

In June 2009, we incurred advertising expense for the creation of an infomercial. The infomercial is presently running weekly in some  US markets. The advertising expense incurred, was as follows:

Items	Amount

Cash payment	$100,000
Share-based payment (1,000,000 common shares)	250,000
Total	$350,000

Accounts payable to Omni Reliant at December 31, 2009	$111,178

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

On September 10, 2008, we acquired certain tangible and intangible assets, formerly owned by Interlink Global Corporation (“Interlink”), (the “Interlink Asset Group”) directly from Interlink’s creditor who had seized the assets pursuant to a Security and Collateral Agreement. Our purpose in acquiring these assets, which included employment rights to the executive management team of Interlink who now currently serve as our officers, was to advance the TK 6000 VoIP Technology Program, which Interlink launched in July 2008. Accordingly, these assets substantially comprise our current business assets and the infrastructure for our future operations. Contemporaneously with this purchase, we executed an assignment and intellectual property agreement with Interlink that served to perfect our ownership rights to the assets.

Consideration for the acquisition consisted of a face value $1,000,000 convertible debenture, plus warrants to purchase 4,000,000 shares of our common stock. On the date of the Interlink Asset Group acquisition, we also entered into a financing agreement with DOF (as described above) that provided for the issuance of a face value $500,000 convertible debenture, plus warrants to purchase 2,000,000 shares of our common stock for net cash consideration of $448,300.  In connection with this acquisition, we issued 6,000,000 shares of common stock to our new management team in connection with the Interlink Asset Group acquisition.

We continue to improve and enhance the following factors in building and expanding our customer base:

•	Deployment and distribution of our main product TK 6000 device.

•
Attractive and innovative value proposition.  We offer our customers an attractive and innovative value proposition: a portable telephone replacement with multiple and unique features that differentiates our services from the competition.

•
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

Results of Operations

Three months ended December 31, 2009 compared to three months ended December 31, 2008

Revenues: Our revenues amounted to $184,193and $0 for the three months ended December 31, 2009, and 2008, respectively. The increase in revenues relates to establishing our operating architecture and commencing revenue producing activities.

Cost of sales: Our cost of sales amounted to $332,316 and $0 for the three months ended December 31, 2009, and 2008, respectively. The increase in cost of sales relates to establishing our operating architectural and commencing revenue producing activities.

Gross margin: Our gross margin and new allocations amounted to $(148,123) for the three months ended December 31, 2009 and $0, respectively. This is due to allocating additional expenses to technical support and telecommunication expenses.

Advertising:  Our advertising expenses amounted to $72,930 and $0 for the three months ended December 31, 2009 and 2008, respectively.  The breakdown of our advertising expense is as follows:

	December 31,
	2009	2008
Infomercial/production time	$18,500	$-
Media and others	54,430	-
Total	$72,930	$-

Compensation and Benefits: Our compensation and benefits expense amounted to$102,063 and $89,000 for the three months ended December 31, 2009 and 2008, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.

Professional Fees: Our professional fees amounted to $50,109 and $116,367 for the three months ended December 31, 2009 and 2008, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services.   Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $90,589 and $66,724 for the three months ended December 31, 2009 and 2008, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended December 31, 2009, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.  Why decrease between periods?

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

Components of research and development:	December 31,
	2009	2008
Product development and engineering	$2,250	$88,127
Payroll and benefits	43,859	-
Total	$46,285	$88,127

General and Administrative Expenses. General and administrative expenses amounted to $123,738 and $64,691for the three months ended December 31, 2009 and 2008, respectively, and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $43,156 in occupancy costs for the three months ended December 31, 2009 and $41,260 for comparable period ended September 30, 2008.  Our increase costs are associated with our efforts of being a public company.

Our general and administrative expenses  are made up of the following  accounts:

	For the three months ended December 31,
	2009	2008
Rent and occupancy	$43,156	$41,260
Insurance	18,588	1,375
Taxes and licenses	4,398	11,465
Telephone	2,890	2,413
Travel	28,539	1,744
Bad debt expense	8,193	-
Other	17,974	6,434
Total	$123,738	$64,691

Interest Expense: Interest expense amounted to $326,191 and $47,195 for the three months ended December 31, 2009 and 2008, respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts  (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative Income : Derivative income (expense) amounted to $(1,183,772) and $61,200 for the three months ended December 31, 2009 and 2008, respectively.  Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.  In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Net Loss. The net loss amounted to $2,140,225 and $408,579 for the three months ended December 31, 2009 and 2008, respectively. The increase in net loss is primarily due to start up expenses associated with new enterprise and compliance with regulatory requirements under the Exchange Act.  The net loss also included derivative expense associated with valuation of debentures and warrants, negative gross margin and increase in travel expenses.

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

Liquidity and Capital Resources

We had a net loss for the three months ended December 31, 2009 of $2,140,225, net cash used in operations for the three months ended December 31, 2009 of $564,709, and negative working capital of $1,260,653 at December 31, 2009. However, we are expecting to close on a $5,000,000 financing on or about February 17, 2010, which will provide sufficient working capital to operate through December 31, 2010 and therefore any risk of not being able to operate as a going concern is alleviated at least through December 31, 2010.

Statement of cash flow data:	December 31,
	2009	2008
Net cash provided (used) in operating activities	$(564,709)	$(293,102)
Net cash provided (used) in investing activities	(513)	-
Net cash provided (used) in financing activities	(56,300)	-

Net cash provided by operating activities of $(564,709) was primarily due to operating expenses and negative gross margin.
Net cash provided by investing activities of $(513) was primarily due to acquistion of equipment.

Net cash of $(56,300) used in financing activities was due to loan repayment.

As of December 31, 2009, we had cash on hand of $377,931.

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

We currently have the following outstanding warrants:

•	Series A Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 3,099,712 shares of our common stock at an exercise price of $0.25 per share;

•	Series B Common Stock Purchase Warrants outstanding entitling the holders to purchase up to an aggregate of 6,000,000 shares of our common stock at an exercise price of $0.50 per share;

•	Series C Common Stock Purchase Warrants entitling the holders to purchase up to an aggregate of 10,800,000 shares of our common stock at an exercise price of $0.25 per share;

•	Series BD Common Stock Purchase Warrants entitling the holders to purchase up to an aggregate of 1,080,000 shares of our common stock at an exercise price of $0.50 per share; and

•	Series BD Common Stock Purchase Warrants entitling the holders to purchase up to an aggregate of 1,080,000 shares of our common stock at an exercise price of $0.25 per share.

If  the holders of our Series A, B, C and BD Common Stock Purchase Warrants exercise these warrants, we will receive aggregate proceeds of $12,574,036. However, we cannot provide any assurance that the Series A Common Stock Purchase Warrants, the Series B Common Stock Purchase Warrants, Series C Common Stock Purchase Warrants or Series BD Common Stock Purchase Warrants will be exercised. [not sure I would put this in the liquidity section since it is a contingent event. Consider moving down just past the borrowing arrangement section]

Borrowing Arrangements

12% Senior Secured Convertible Debentures

We issued a series of 12% Senior Secured Convertible Debentures in the aggregate principal amount of $4,200,000, all of which are currently held by Vicis Capital Master Fund, as follows:

•	$1,000,000 is due on September 10, 2010,

•	$ 500,000 is due on September 10, 2010,

•	$ 600,000 is due on January 30, 2011,

•	$ 500,000 is due on January 30, 2011,

•	$ 500,000 is due on July 20, 2011,and

•	$1,100,000 is due on September 25, 2011.

Each debenture bears interest on the principal amount outstanding and unpaid from time to time at a rate of 12% per annum from the date of issuance until paid in full. The debentures convert into shares of our common stock at the option of the holder at $0.25 per share. The debentures are secured by a lien on all our assets.

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

Off-Balance Sheet Arrangements

None

Critical Accounting Policies and estimates

Our accounting policies are discussed and summarized in Note 2 to our financial statements.  The following describes our critical accounting policies and estimates.

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

Most all of our operating revenues are generated from the sale of customer equipment of our main product the TK6000.  We also derive service revenues from per minute fees for international calls. Our operating revenue is fully recognized at the time of our customer equipment sale which includes credit card acceptance date and shipment date.  The device provides for life time service (over the life of the device/equipment).  Our equipment is able to operate within our network/platform or over any other network/platform.  There is no need for income allocation between our device and life time service provided.  The full intrinsic value of the sale is allocated to the device.  Therefore, we recognized 100% of revenue at time of customer equipment sale and do not allocate any income to the life time service provided. Shipping and handling is also recognized at time of sale.  International calls are billed as earned from our customers.  International calls are prepaid and customers account is debited as minutes are used and earned.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, which establishes FASB Accounting Standards Codification (“the Codification”) as the official single source of authoritative U. S, GAAP.  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non – authoritative.  The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

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

In August 2009, the FASB updated its authoritative guidance on fair value measurement and disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009 – 05.  ASC Update 2009 – 05  became effective for our  period ended  December 31, 2009.  Adoption of this guidance  did not have any impact on our results of operations or financial position.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required   to provide the information under this item.

Item 4 Controls and Procedures

Disclosure controls

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2009:

·
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

·	The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

Our Chief Executive Officer and Chief Financial Officer are in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in our quarterly and annual reports has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.  While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

During the three months ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                     OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required   to provide the information under this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6	Exhibits

Exhibit No.	Description

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009.
31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009.
32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 30, 2009.
32.2(1)	Certification of Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July30, 2009.

(1) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: February 12, 2010	By: /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2010	By: /s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)