Form 10-Q
period 2010-03-31
NET TALK.COM, INC.
filed 2010-05-12
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during  the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [√]

The Registrant had 9,719,800 shares of Common Stock, par value $0.001 per share, outstanding as of May 12, 2010.

Net Talk.com, Inc

Part I

Item 1. Financial statements

Net Talk.com, Inc.
Balance Sheets

	March 31,	September 30,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,003,403	$1,007,366
Restricted cash	2,021,206	3,332
Accounts receivables, net of allowance for bad debts of $11,273 and $1,042	39,075	37,315
Inventory	139,159	117,712
Prepaid expenses	740	5,008
Total current assets	5,203,583	1,170,733

Telecommunication equipment and other property, net	610,317	665,315
Intangible assets, net	485,321	604,987
Deferred financing costs and other assets	14,000	298,266

Total assets	$6,313,221	$2,739,301

Liabilities and Stockholders' Deficit:
Accounts payable	$434,139	$264,912
Due to officer	28,525	56,300
Accrued dividends	35,000	168,774
Accrued expenses	39,786	49,320
Current portion of senior secured convertible debentures	-	1,509,880
($0 and $1,500,000 face value)
Current portion of derivative liabilities	-	382,200
Total current liabilities	537,450	2,431,386

Senior secured convertible debentures ($4,998,773 and $2,700,000 face value)	4,998,773	1,136,875
Derivative liabilities	12,698,551	945,072

Total liabilities	18,234,774	4,513,333

Redeemable preferred stock $.001 par value, 10,000,000 shares
authorized, 300 issued and outstanding	40,006	-

Stockholders' equity (Deficit):
Common stock, $.001 par value, 300,000,000 shares
authorized, 9,719,800 issued and outstanding, as of	9,720	9,720
March 31, 2010 and September 30, 2009, respectively
Preferred stock to be issued at future date(s)	2,000,000	-
Additional paid in surplus	3,574,871	3,458,825
Accumulated deficit	(17,546,150)	(5,242,577)
Total stockholders' deficit	(11,961,559)	(1,774,032)

Total liabilities, redeemable preferred stock and stockholders' deficit	$6,313,221	$2,739,301

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$245,636	$-	$429,829	$-
Cost of sales	326,467	-	658,783	-
Gross margin	(80,831)	-	(228,954)	-

Advertising	91,108	-	164,038	-
Compensation and benefits	91,771	167,599	193,834	256,599
Professional fees	91,495	20,058	141,604	136,425
Depreciation and amortization	90,618	66,835	181,208	133,559
Research and development	78,179	23,870	124,464	111,997
General and administrative expenses	128,838	82,025	253,490	146,716
Total operating expenses	572,009	360,387	1,058,638	785,296

Loss from operations	(652,840)	(360,387)	(1,287,592)	(785,296)

Other income (expenses):
Interest expense	(858,172)	(118,423)	(1,184,363)	(165,618)
Derivative income (expense)	(4,163,525)	103,714	(5,347,297)	164,914
Debt extinguished	(3,617,983)	-	(3,617,983)	-
Interest income	2,406	3,430	5,981	5,755
	(8,637,274)	(11,279)	(10,143,662)	5,051

Net loss	(9,290,114)	(371,666)	(11,431,254)	(780,245)

Reconciliation of net (loss) to (loss) applicable to common stockholders:
Preferred stock dividends in arrears	(35,000)	-	(35,000)	-
Accretion of preferred stock	(40,006)	-	(40,006)	-

Loss applicable to common stockholders	$(9,365,120)	$(371,666)	$(11,506,260)	$(780,245)

Loss per common shares:

Basic and diluted	$(0.96)	$(0.04)	$(1.18)	$(0.09)

Weighted average shares, basic and diluted	9,719,800	8,749,800	9,719,800	8,749,800

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Six Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Cash flow from operating activities:

Net income (loss)	$(11,431,254)	$(780,245)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	61,542	58,545
Amortization	119,666	75,014
Amortization of finance costs	72,341	19,439
Amortization of debt discount	479,404	29,781
Bad debt expense	10,232	-
Warrant liability	2,538	-
Derivative fair value adjustments	(975,503)	(164,914)
Day one derivative losses	6,322,800
Extinguishment	3,617,983
Changes in assets and liabilities:
Accounts receivables	(11,992)	-
Prepaid expenses and other assets	4,267	(121,501)
Inventories	(21,447)	-
Accounts payables	169,227	80,155
Accrued expenses	617,929	-
Net cash used in operating activities	(962,267)	(803,726)
Cash flow used in investing activities:
Restricted cash	(2,021,206)	-
Acquisition of fixed assets	(6,544)	(4,644)
Decrease in deposits	10,497	-
Net cash used in investing activities	(2,017,253)	(4,644)
Cash flow used in financing activities:
Issuance of Senior Debenture	-	951,150
Issuance of preferred stock and warrants	5,000,000	-
Loans from officers	(27,775)	-
Net cash used in investing activities	4,972,225	951,150
Net increase in cash	1,992,705	142,780
Cash and equivalents, beginning	1,010,698	342,793
Cash and equivalents, ending	$3,003,403	$485,573

Supplemtal disclosures:

Non - cash changes:

Cash paid for interest	$-	$55,000
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
Notes to Unaudited Financial Statements

Note 1 – Nature of operations and basis of presentation

Basis of presentation:

The accompanying unaudited condensed financial statements as of and for the three and six months ended March 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three and six months ended March 31, 2010 and  2009 are not necessarily indicative of the results for the year ending September 30, 2010. The unaudited condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009, filed with the Securities and Exchange Commission.

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

Note 2 - Summary of Significant Accounting Policies:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Significant estimates inherent in the preparation of our financial statements include developing fair value measurements upon which to base our accounting for acquisitions of intangible assets and issuances of financial instruments, including our common stock. Our estimates also include developing useful lives for our tangible and intangible assets and cash flow projections upon which we determine the existence of, or the measurements for, impairments. In all instances, estimates are made by competent employees and consultants under the supervision of management, based upon the current circumstances and the best information available. However, actual results could differ from those estimates.

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide telecommunication markets characterized by intense competition and rapidly changing technology, on third-party manufacturers and subcontractors, on third-party distributors in certain markets, and on the successful development and marketing of new products in new and existing markets. Generally, we are unable to predict the future status of these areas of risk and uncertainty.

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

Inventory	March 31, 2010	September 30, 2009
Productive material, work in process and supplies	$64,278	$43,538
Finished products	74,881	74,174
Total	$139,159	$117,712

Inventories are recorded at cost or market , whichever is lower.

During the six months ended March 31, 2010, in accordance with our lower of cost or market analyses we did not record lower of cost or market adjustments to our finished goods inventories.

Telecommunications Equipment and Other Property

Property, equipment and telecommunication equipment includes acquired assets which consist of network equipment, computer hardware, furniture and software, more fully described in Notes 4 and 5. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which ranges from three to five years. The cost associated with  major improvements is capitalized while the cost of maintenance and repairs is charged to operating expenses.

Intangible Assets

Our intangible assets were acquired in connection with the asset acquisition, more fully described in Notes 3 and 5. The intangible assets were recorded at our acquisition cost, which encompassed estimates of their relative fair values, as well as estimates of the fair value of consideration that we issued. We amortize our intangible assets using the straight-line method over lives that are predicated on contractual terms or over periods we believe the assets will have utility.

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

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. At this time our main product TK6000 is being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing costs and are expensed accordingly.  Our components of Research and Development cost for three and six months ended March 31, 2010 and 2009, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
Components of Research and Development:	2010	2009	2010	2009
Product development and engineering	$23,069	$15,090	$25,495	$66,929
Payroll and benefits	55,110	8,780	98,969	45,068
Total	$78,179	$23,870	$124,464	$111,997

We are presently working on multiple new products and anticipate future deployment over the next year.

Reclassification

Certain reclassifications have been made to prior years financial statements in order to conform to the current year’s presentation.   The reclassification had no impact on net earnings previously reported.

Share based payment arrangements

In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per shares (“EPS”). This guidance addresses whether instruments granted in share based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two - class method. This guidance was effective for fiscal years beginning on or after December 15, 2008.  Adoption of this guidance did not have a material impact on our results of operations and financial position, or on basic or diluted EPS.

We apply the grant date fair value method to our share based payment arrangements with employees and consultants. Share based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period.  Share based payments to non – employees are recorded at fair value on the measurement date and reflected in expense over the service period.

Financial Instruments

Financial instruments, as defined in the Accounting Standards Codification (“ASC”) 825 Financial Instruments, consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, secured convertible debentures, preferred stock and derivative financial instruments.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature. We also carry convertible debentures and redeemable preferred stock at historical cost. However, the fair values of debt and akin-to-debt financial instruments are estimated for disclosure purposes. As of March 31, 2010, estimated fair values and respective carrying values of our Secured Convertible Debentures and Series A Convertible Preferred Stock are as follows:

Financial Instrument	Note	Fair Value	Carrying Value
$ 3,146,000 12% Secured Convertible Debenture	6	$5,403,545	$3,146,000
$ 587,166 12% Secured Convertible Debenture	6	1,025,893	587,166
$ 1,265,607 12% Secured Convertible Debenture	6	2,263,321	1,265,607
$ 3,000,000 stated value, 12% Series A Convertible Preferred Stock	7	5,212,777	40,006
Total		$13,905,535	$5,038,779

The fair values of the Secured Convertible Debentures and Series A Convertible Preferred Stock was determined based upon their respective discounted cash flow, using observable market rates (Level 2 inputs), plus the fair value of the embedded conversion options (Level 3 inputs). Observable market rates ranged from 7.91% for one-year to 8.47% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours.

Derivative financial instruments, as defined in ASC 815-10-15-83 Derivatives and Hedging (“ASC 815”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled  by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. See Note 8 for additional information about derivative financial instruments.

Redeemable Preferred Stock

Redeemable preferred stock (and other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities under Statements of Financial Accounting Standards No. 150 Financial Instruments with Characteristics of Both Liabilities and Equity. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under Statement 133. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 7 for further disclosures about our redeemable preferred stock.

Loss per common share

Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

Accounting Changes

Effective on October 1, 2009, we adopted Emerging Issues Task Force Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 amended previous guidance related to the determination of whether equity-linked contracts, such as our convertible debentures, meet the exclusion to bifurcation and derivative classification of the respective embedded conversion feature. Under EITF 07-05, the embedded conversion option was no longer exempt from bifurcation and derivative classification because the conversion option was subject to adjustments that are not allowable under the new standard. We have accounted for the change as a change in accounting principle where the cumulative effect, which amounted to $872,320, was charged to our opening accumulated deficit on October 1, 2009.

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

Our net loss reflects permanent tax differences which are not deductible for income tax purposes. Therefore, our tax net operating loss would be reduced accordingly. Our major tax permanent differences for the period ended March 31, 2010 are, as follows:

Permanent tax differences	Three Months Ended	Six Months Ended

Derivative loss	$4,163,525	$5,347,297
Debt extinguished	3,617,983	3,617,983
Total	$7,781,508	$8,965,280

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

In December 2007, the FASB revised the authoritative guidance for business combinations. This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed  and any non – controlling interest in the acquiree. This guidance changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre - acquisition contingencies, transaction costs and restructuring costs. In addition , under the new guidance, changes in the acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. This guidance was effective for fiscal year beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008.  Adoption of this guidance on October 1, 2009 had no impact on our results of operations, and financial position.  However, we expect this guidance will affect acquisitions made thereafter, though the impact will depend upon the size and nature of the acquisition.

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

Note 4 - Telecommunications Equipment and Other Property:

Telecommunications equipment and other property consist of the following:

		March 31,	September 30,
	Life	2010	2009

Telecommunication equipment	7	$656,580	$650,804
Computer equipment	5	106,832	106,577
Office equipment and furnishing	7	23,759	23,760
Purchased software	3	10,554	10,041
Sub – total		797,725	791,182
Less: accumulated depreciation		(187,408)	(125,867)
Total		$610,317	$665,315

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease.

Depreciation of the above assets was as follows:

	Three Months Ended		Six Months Ended
	March 31,		March, 31,
	2010	2009	2010	2009

Depreciation expense	$30,785	$29,328	$61,542	$58,545

Note 5 - Intangible Assets:

Intangible assets consist of following:

	Life	March 31, 2010	September 30, 2009

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(366,667)	(247,001)
		$485,321	$604,987

Amortization of the above assets was as follows:

	Three months ended		Six months ended
	March 31,		March, 31,
	2010	2009	2010	2009

Amortization expense	$59,833	$37,507	$119,666	$75,014

The weighted average amortization period for the amortizable intangible assets is 2.4 years.

Estimated future amortization of intangible assets is as follows:

March, 31,
2010	$127,167
2011	225,910
2012	70,238
2013	62,006
Total	$485,321

Note 6 - Secured Convertible Debentures and Warrant Financing Arrangements:

The carrying values of our 12% secured convertible debentures consist of the following:

	March 31, 2010	September 30, 2009

$3,146,000 face value convertible debenture, due June 30, 2011	$3,146,000
$587,166 face value convertible debenture, due July 20, 2011	587,166
$1,265,607 face value convertible debenture, due September 25, 2011	1,265,607
$1,000,000 face value convertible debenture, due September 10, 2010	--	$1,006,588
$500,000 face value convertible debenture, due September 10, 2010	--	503,293
$600,000 face value convertible debenture, due January 30, 2011	--	293,726
$500,000 face value convertible debenture, due January 30, 2011	--	271,741
$500,000 face value convertible debenture, due July 20, 2011	--	179,778
$1,100,000 face value convertible debenture, due September 25, 2011	--	391,630
	4,998,773	2,646,756
Current portion of convertible debentures	-	1,509,881
Long term portion of convertible debentures	$4,998,773	$1,136,756

Our convertible debentures as of March 31, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

Our accounting for the aforementioned exchange transaction required us to consider whether the exchange resulted in a substantial modification to the original convertible debentures based upon either cash flows or the fair value of the embedded conversion feature, wherein substantial is generally defined as a change greater than 10%. In all instances our calculations indicated that the exchange of convertible debentures resulted in changes that were substantial to either cash flows, the embedded conversion option, or both. As a result, we were required to extinguish the prior debt instruments and reestablish the new convertible debentures, at fair value, with the change reflected in our expenses. The following table reflects the components of our extinguishment calculations on February 24, 2010:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30, 2011	Total
Fair value of new debenture	$7,767,450	$1,490,256	$3,196,102	$12,453,808
Carrying value of old debentures:
Debentures	1,713,124	152,755	267,000	2,132,879
Accrued Interest	546,000	87,166	165,607	798,773
Compound embedded derivative	3,723,200	750,000	1,632,400	6,105,600
Deferred finance costs	(85,372)	(23,933)	(92,122)	(201,427)
	5,896,952	965,988	1,972,885	8,835,824

Extinguishment loss	$1,870,499	$524,268	$1,223,217	$3,617,984

The fair values of the Secured Convertible Debentures were determined based upon their respective discounted cash flow, using observable market rates, plus the fair value of the embedded conversion options. Observable market rates ranged from 7.91% for one-year to 8.47% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours. The fair value of our compound embedded derivatives were determined using the Monte Carlo Simulations model. See Note 8. The compound embedded derivatives were adjusted to fair value on the exchange date, immediately before the exchange transaction, which amount is included in our derivative income (expense).

The fair value of the new convertible debentures was allocated to the debt balance, the compound embedded derivative and paid-in capital. Paid-in capital arises in this transaction, because the allocation resulted in premiums which, under accounting principles, are considered equity components. The following table summarizes the allocation on the exchange date:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30 2011	Total
Convertible debentures	$3,146,000	$587,166	$1,265,607	$4,998,773
Compound embedded derivative	4,505,072	880,749	1,878,982	7,263,982
Paid-in capital	116,378	22,341	52,334	191,053
	$7,767,450	$1,490,256	$3,196,102	$12,453,808

Our accounting for the original debenture financings is as follows:

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

On September 22, 2009 we voided and reissued warrants in connection with our financing transactions. The cancellation and reissuance of warrants was treated as a modification under ASC 470-50 Modifications and Extinguishments although the change in cash flow was <10% so extinguishment accounting was not applicable.

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

Accounting for the Financing Arrangements:

Previously, we had evaluated the terms and conditions of the secured convertible debentures under the guidance of ASC 815, Derivatives and Hedging. We had also determined that, while the anti-dilution protections preclude treatment of the embedded conversion option as conventional, the conversion option is exempt from classification as a derivative because it otherwise achieves the conditions for equity classification (if freestanding) provided in ASC 815. We have further determined that the default redemption features described above are not exempt for treatment as derivative financial instruments, because they are not clearly and closely related in terms of risk to the host debt agreement. On the inception date of the arrangements through March 31, 2010, we determined that the fair value of these compound derivatives is de minus. However, we are required to re-evaluate this value at each reporting date and record changes in its fair value, if any, in income. For purposes of determining the fair value of the compound derivative, we have evaluated multiple, probability-weighted cash flow scenarios. These cash flow scenarios include, and will continue to include fair value information about our common stock. Accordingly, fluctuations in our common stock value will significantly influence the future outcomes from applying this technique.

As discussed above, the embedded conversion options previously did not required treatment as derivative financial instruments; however, we were required to evaluate the feature as embodying a beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options. A beneficial conversion feature (“BCF”) is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed.  Because the two hybrid debt contracts dated September 10, 2008 were issued as compensation for the Interlink Asset Group and as further discussed in Note 3 we concluded that they should be combined for accounting purposes and the accounting resulted in no beneficial conversion feature. The financings issued in 2009 were found to have a BCF which gives effect to the (i) the trading market price on the contract dates and (ii) the effective conversion price of each issuance after allocation of proceeds to all financial instruments sold based upon their relative fair values. Notwithstanding, the BCF was limited to the value ascribed to the remaining hybrid contract (using the relative fair value approach). Accordingly, the BCF allocated to paid-in capital from the 2009 financings amounted to $872,320 for the year ended September 30, 2009.

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

Premiums on the secured convertible debentures arose from initial recognition at fair value, which is higher than face value. Discounts arose from initial recognition at fair value, which is lower than face value. Premiums and discounts are amortized through credits and debits to interest expense over the term of the debt agreement..

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

On February 24, 2010, we exchanged the convertible debentures for newly issued convertible debentures as discussed in the beginning of this footnote.

Note 7 – Redeemable Preferred Stock

On February 24, 2010, we designated 500 shares of our authorized preferred stock as Series A Convertible Preferred Stock; par value $0.001 per share, stated value $10,000 per share (“Preferred Stock”). The Preferred Stock is redeemable for cash on June 30, 2011 at the stated value, plus accrued and unpaid dividends. Dividends accrue, whether or not declared, at a rate of 12% of the stated value. The Preferred Stock is convertible into common stock at the holder’s option at $0.25 based upon the stated value. Such conversion rate is subject to adjustment for traditional reorganizations and recapitalization and in the event that we sell common stock or other equity-linked instruments below the conversion price. Holders of the Preferred Stock are entitled to a preference equal to the stated value, plus accrued and unpaid dividends. While the Preferred Stock is outstanding, holders vote the number of indexed common shares.

Also on February 24, 2010, pursuant to a Securities Purchase Agreement, we sold 300 shares of Preferred Stock (indexed to 12,000,000 common shares upon conversion) and warrants to purchase 12,000,000 shares of our common stock for proceeds of $3,000,000. In each instance, the warrants have a term of five years and may be exercised for $0.50 per common share. The warrant exercise price is subject to adjustment for traditional reorganizations and recapitalization and in the event that we sell common stock or other equity-linked instruments below the exercise price.

Our accounting for the Preferred Stock and warrant financing transaction required us to evaluate the classification of the embedded conversion feature and the warrants. As a prerequisite to establishing the classification of the embedded conversion option, we were required to determine the nature of the hybrid Preferred Stock contract based upon its risks as either a debt-type or equity-type contract. The presence of the mandatory cash redemption and the requirement to accrue dividends were persuasive evidence that the Preferred Stock was more akin to a debt than an equity contract, with insufficient evidence to the contrary (e.g. voting privilege). Given that the embedded conversion feature, when evaluated as embodied in a debt-type contract, did not meet the definition for an instrument indexed to a company’s own stock, the embedded conversion feature required bifurcation and classification in liabilities,        at fair value. Similarly, the warrants did not meet the definition for an instrument indexed to a company’s own stock, resulting in their classification in liabilities, at fair value.

The following table reflects the allocation of the purchase price on the financing date:

Allocation:	Amount
Preferred Stock	$--
Warrants	5,062,800
Compound embedded derivative	4,260,000
Derivative loss, included in derivative income (expense)	(6,322,800)
$3,000,000

Warrants were valued using the Black-Scholes-Merton valuation technique. Significant assumptions were as follows: Market value of underlying, using the trading market of $0.58; expected term, using the contractual term of 5.0 years; market volatility, using a peer group of 90.20%; and, risk free rate, using the yield on zero coupon government instruments of 2.40%.

The compound embedded derivative was valued using the Monte Carlo Simulations (“MCS”) technique. The MSC technique is a generally accepted valuation technique for valuing embedded conversion features in hybrid convertible notes, because it is an open-ended valuation model that embodies all significant assumption types, and ranges of assumption inputs that management of the Company believe would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. However,  there may be other circumstances or considerations, other than those addressed herein, that relate to both internal and external factors that would be considered by market participants as it relates specifically to the
Company and the subject financial instruments.

Given its redeemable nature, we are required to classify our Preferred Stock outside of stockholders’ equity. Further, the inception date carrying value is subject to accretion to its ultimate redemption value over the term to redemption, using the effective interest method. During the period from its issuance to March 31, 2010, we accreted $40,006, which was reflected as a charge to paid-in capital in the absence of accumulated earnings. We also accrued $35,000 during the same period which amount represents the cumulative dividends that we are required to pay whether or not declared.

Note 8 – Derivative Financial Instruments

The components of our derivative liabilities consisted of the following at:

	March 31, 2010
Derivative Financial Instrument	Indexed Shares	Fair Value	September 30, 2009
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	19,995,092	$3,456,615	$--
February 24, 2010 Series A Convertible Preferred Stock	12,000,000	2,076,000	--

Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 7)	12,000,000	$2,760,000	--
February 24, 2010 Series D warrants, issued with the exchange (Note 8)	16,800,000	3,864,000	--
September 10, 2008 Series B warrants	--	--	382,200
January 30, 2009 Series C warrants	--	--	167,040
February 6, 2009 Series C warrants	--	--	139,400
July 20, 2009 Series C warrants	--	--	146,600
September 25, 2009 Series C warrants	--	--	335,720
Financing warrants issued to brokers	2,160,000	541,936	156,312

	62,955,092	12,698,551	1,327,272
Current portion of derivative liabilities		-	382,200

Long term portion of derivative liabilities		12,698,551	945,072

The following table reflects the activity in our derivative liability balances from September 30, 2009 to March 31, 2010:

Derivative Type (Level in Fair Value Hierarchy)	Compound (Level 3)	Warrants (Level 2)	Total
Balances at September 30, 2009	$--	$1,327,272	$1,327,272
Change in accounting (1)	1,865,600	--	1,865,600
Effect of the exchange transaction (2)	1,158,382	--	1,158,382
Issued in the Preferred Stock and Warrant financing Transaction (Note 7)	4,260,000	5,062,800	9,322,800
Unrealized derivative (gains) losses	(1,751,367)	775,864	(975,503)
Balances at March 31, 2010 (3)	$5,532,615	$7,165,936	$12,698,551

1)
Effective on October 1, 2009, we adopted Emerging Issues Task Force Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 amended previous guidance related to the determination of whether equity-linked contracts, such as our convertible debentures, meet the exclusion to bifurcation and derivative classification of the respective embedded conversion feature. Under EITF 07-05, the embedded conversion option was no longer exempt from bifurcation and derivative classification because the conversion option was subject to adjustments that are not allowable under the new standard. We have accounted for the change as a change in accounting principle where the derivative liability in the amount of $1,865,600 was established and the cumulative effect, which amounted to $872,319, was charged to our opening accumulated deficit on October 1, 2009.

2)
As more fully discussed in Note 6, on February 24, 2010, we exchanged our convertible debentures for newly issued convertible debentures. This amount represents the change in the fair value of the compound embedded derivatives between the old and new debentures, which in part arose from the capitalization of accrued interest and in part arose from other changes to the debentures. As further noted in Note 6, the exchange transaction gave rise to the extinguishment of the old debentures, and therefore the compound derivative, due to the substantive nature of these changes. Since an extinguishment is recorded by replacing the carrying value of the old debentures with the fair value of the new debentures, with a charge to expense for the difference, this amount is included in the extinguishment loss that we recorded in connection with the exchange.

3)
There were no transfers between valuation input levels during the periods presented. The following tables summarize the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

The following tables summarize the effects on our loss (income) associated with changes in the fair values of our derivative financial instrument:

	Three months ended
	March 31, 2010	March 31, 2009
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	$(3,807,367)	$--
Pre-exchange Secured Convertible Debentures (amount through the exchange date of February 24, 2010)	4,240,000	--
February 24, 2010 Series A Convertible Preferred Stock	(2,184,000)	--
Warrants (dates correspond to financing):
February 24, 2010 Series B warrants, issued with the preferred financing (Note 7)	(2,302,800)	--
February 24, 2010 Series D warrants, issued with the exchange (Note 8)	1,650,720	--
Other warrants	244,172	(103,714)
Total fair value adjustments	(2,159,725)	(103,714)
Day-one derivative expense, resulting from the Series A Preferred Stock Financing (Note 7)	6,322,800	--

Derivative expense (income)	$4,163,525	$(103,714)

	Six months ended
	March 31, 2010	March 31, 2009
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	$(3,807,367)	$--
Pre-exchange Secured Convertible Debentures (amount through the exchange date of February 24, 2010)	4,240,000	--
February 24, 2010 Series A Convertible Preferred Stock	(2,184,000)	--
Warrants (dates correspond to financing):
February 24, 2010 Series B warrants, issued with the preferred financing (Note 7)	(2,302,800)	--
February 24, 2010 Series D warrants, issued with the exchange (Note 8)	1,650,720	--
Other warrants	1,427,944	(164,914)
Total fair value adjustments	(975,503)	(164,914)
Day-one derivative expense, resulting from the Series A Preferred Stock Financing (Note 7)	6,322,800	--

Derivative expenses (income)	$5,347,297	$(164,914)

Fair Value Considerations

We adopted the provisions of ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) with respect to our financial instruments. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input (among three levels) that is significant to their fair value measurement. Level 1 inputs are defined as quoted market prices in active markets. Our common stock is publicly traded in an active market. Level 2 inputs are observable market quotations or other assumptions, such as interest rates, for similar assets and liabilities. Level 3 inputs are unobservable inputs, including our own internal estimates and assumptions. The Monte Carlo Simulation (“MCS”) technique was used to determine the fair value of our compound embedded derivatives. The MSC technique is a generally accepted valuation technique for valuing embedded conversion features in hybrid convertible debt instruments, because it is an open-ended valuation model that embodies all significant assumption types, and ranges of assumption inputs that management of the Company believe would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. These inputs include our market price and a trading volatility assumption, but also include credit risk, interest risk, and redemptions. While the MCS technique embodies many observable inputs, such as our trading market price, it requires our development of internally developed assumptions and is, therefore, a Level 3 technique.

Valuation of warrants at March 31, 2010 – assumptions:

The warrants are valued using the Black-Scholes-Merton (“BSM”) valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of March 31, 2010: Market value of underlying, using the trading market of $0.34; expected term, using the contractual term of 3.84 to 4.9 years; market volatility, using a peer group of 92.40% to 98.86%; and, risk free rate, using the yield on zero coupon government instruments of 2.40% to 2.55%. Assumptions at September 30, 2009 related to warrants by class were as follows:

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

The effect of changes in our trading market price on the fair values of our derivative liabilities is significant because all techniques that we employ consider the intrinsic values of the equity-linked contracts. Accordingly, increases in our trading market price will have the effect of increasing the derivative value and decreases will have the effect of decreasing the derivative value. However, the techniques embody other assumptions that may have an incremental or an offsetting effect. Since changes in the fair value of derivative financial instruments are recorded in income, our operations will reflect the expense or income over all periods that the contracts are outstanding. These effects could be material.

Note 9 - Commitment and Contingencies:

Leases

We lease our principal office space under an arrangement that is an operating lease. Rent and associated occupancy expenses for the three and six months ended March 31, 2010 and 2009 were as follows:

	Three months ended		Six months ended
	March 31,		March, 31,
	2010	2009	2010	2009

Occupancy expense	$43,234	$41,260	$86,390	$82,520

Minimum non-cancellable future lease payments as of March 31, 2010, were as follows: 2010 - $44,875.

Employment arrangements

We have entered into an employment agreement with our Chief Executive Officer, Anastasios Kyriakides and in  consideration of his services to us, we have agreed to pay him a base salary of $150,000 plus certain bonuses and awards if the Company achieves certain profitability levels and adopts certain incentive compensation plans. As of March 31, 2010, none of these incentive arrangements and plans had been realized. The agreement is effective through September 30, 2013.

Note 10 - Related Parties:

At March 31, 2010, we had $28,525 amount due to officers.  The amount due to officers is due in less than one year and is non – interest bearing.

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

We are presently working on multiple new products and anticipate future deployment over the next year.

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

On our Form 10 Q at December 31, 2009, we reported that “we have succeeded in securing financing anticipated to close on or about February 17, 2010. The financing will provide working capital in the amount of $5,000,000”.

Effective February 24, 2010 we closed said transaction, as follows:

On February 23, 2010, we filed with the Florida Department of State, Fourth Amendment to the Articles of Incorporation of Net Talk.com, Inc., a Florida corporation, approving the issuance of Series A Convertible Preferred Stock.

On February 24, 2010, we executed a $5,000,000 security agreement with an accredited institutional investor. Pursuant to the agreement, we did issued Series A Convertible Preferred Stock and warrants exercisable for shares of our common stock.

In addition to the issuance of Series A Convertible Preferred Stock, the agreement provided for amending existing Debentures, as follows:

12% SENIOR SECURED CONVERTIBLE DEBENTURE DUE June 30, 2011

Original Issue Dates: September 10, 2008, September 10, 2008, January 30, 2009 and February 6, 2009 (as amended and restated February 24, 2010)

            Original Conversion Price (subject to adjustment herein): $0.25

Principal amount: $3,146,000.

The note amends, restates and replaces those certain Senior Secured Convertible notes dated September 10, 2008, September 10, 2008,January 30, 2009 and February 6, 2009, in the principal amounts of $500,000, $1,000,000, $600,000, and $500,000, respectively, executed by Net talk.com, inc. and is an extension, continuation and renewal of the indebtedness represented by such notes. The indebtedness evidenced by such notes has not been paid or extinguished by this Note, and this Note does not constitute a novation of such indebtedness or notes.

                     12% SENIOR SECURED CONVERTIBLE DEBENTURE DUE July 20, 2011

                     Original Issue Date: July 20, 2009 (as amended and restated February 24, 2010)

                     Original Conversion Price (subject to adjustment herein): $0.25

                     Principal amount: $587,166.

The note amends, restates and replaces that certain senior Secured Convertible Promissory Note dated July 20, 2009, in the principal amount of $500,000, executed by Net Talk.com, Inc. and is an extension, continuation and renewal of the indebtedness represented by such note. The indebtedness evidenced by such note has not been paid or extinguished by this Note, and this Note does not constitute a novation of such indebtedness or note.

                    12% SENIOR SECURED CONVERTIBLE DEBENTURE DUE September 25, 2011

                     Original Issue Date: September 25, 2009 (as amended and restated February 24, 2010)

                     Original Conversion Price (subject to adjustment herein): $0.25

                     Principal amount: $1,265,607.

The note amends, restates and replaces that certain senior Secured Convertible Promissory Note dated September 25, 2009, in the principal amount of $1,100,000, executed by Net Talk.com, Inc. and is an extension, continuation and renewal of the indebtedness represented by such note. The indebtedness evidenced by such note has not been paid or extinguished by this Note, and this Note does not constitute a novation of such indebtedness or note.

       SERIES D COMMON STOCK PURCHASE WARRANT

               Warrant No.: D – 1 to Purchase 6,000,000 Shares of Common Stock of NetTalk.com. Inc.

   The SERIES D – 1 COMMON STOCK PURCHASE WARRANT certifies that, for value received, Vicis Capital Master  Fund, is entitled to subscribe for and purchase from NetTalk.com, Inc., up to 6,000,000 shares (“Warrant Shares”) of Common Stock, par value $.001 per share, of the Company.

Warrant No.: D – 2 to Purchase 10,800,000 Shares of Common Stock of NetTalk.com. Inc.

The SERIES D - 2 COMMON STOCK PURCHASE WARRANT certifies that, for value received, Vicis Capital Master Fund, is entitled to subscribe for and purchase from NetTalk.com, Inc., up to 10,800,000 shares (“Warrant Shares”) of Common Stock, par value $.001 per share, of the Company.

Purchase and Sale of the Securities.  We did issue and sold to the Purchaser, Series A Preferred Stock shares and Warrants for $5,000,000 in cash.

Warrant No.: D – 3 to Purchase 12,000,000 Shares of Common Stock of NetTalk.com. Inc.

The SERIES D - 3 COMMON STOCK PURCHASE WARRANT certifies that, for value received, Vicis Capital Master Fund, is entitled to subscribe for and purchase from NetTalk.com, Inc., up to 12,000,000 shares (Warrant Shares”) of Common Stock, par value $.001 per share, of the Company.

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

We are presently working on multiple new products and anticipate future deployment over the next year.

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

Results of Operations

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Revenues: Our revenues amounted to $245,636 and $0 for the three months ended March 31, 2010, and 2009, respectively.  The increase in revenues relates to establishing our operating architecture and commencing revenue producing activities.

Cost of sales: Our cost of sales amounted to $326,467 and $0 for the three months ended March 31, 2010, and 2009, respectively.  The increase in cost of sales relates to establishing our operating architectural and commencing revenue producing activities.

Gross margin: Our gross margin and new allocations amounted to $(80,831) and $0 for the three months ended March 31, 2010 and 2009, respectively. This is due to allocating additional expenses to technical support and telecommunication expenses.

Advertising:  Our advertising expenses amounted to $91,108 and $0 for the three months ended March 31, 2010 and 2009, respectively.  The breakdown of our advertising expense is as follows:

	March 31,
	2010	2009
Infomercial/production time	$-	-
Media and others	91,108	$-
Total	$91,108	$-

Compensation and Benefits: Our compensation and benefits expense amounted to $91,771 and $167,599 for the three months ended March 31, 2010 and 2009, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.  The decrease in expenses is due to allocation of compensations and benefits to cost of sales.

Professional Fees: Our professional fees amounted to $91,495 and $20,058 for the three months ended March 31, 2010 and 2009, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services.   Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $90,618 and $66,835 for the three months ended  March 31, 2010 and 2009, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended  March 31, 2010, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time our main product TK6000 is being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to  pre-marketing cost and are expensed accordingly.

Components of research and development:	March 31,
	2010	2009
Product development and engineering	$23,069	$8,780
Payroll and benefits	55,110	15,090
Total	$78,179	$23,870

General and Administrative Expenses: General and administrative expenses amounted to $128,838 and $82,025for the three   months ended March 31, 2010 and 2009, respectively, and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $43,234 in occupancy costs for the three months ended March 31, 2010 and $41,260 for comparable period ended March 31, 2009.  Our increase costs are associated with our efforts of being a public company.

Our general and administrative expenses are made up of the following accounts:

	March 31,
	2010	2009
Bad debt expense	$2,039	-
Rent and occupancy	43,234	41,260
Insurance	17,044	3,969
Software	3,992	585
Taxes and licenses	5,643	9,031
Telephone	5,221	4,458
Travel	26,180	3,442
Other	25,485	19,280
Total	$128,868	$82.025

Interest Expense: Interest expense amounted to $858,172 and $118,423 for the three months ended March 31, 2010 and 2009 respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method. During first and second quarter of 2009, we added $2,700,000 of new debentures at interest rate of 12%. This contributed to an increase of interest expense.

In addition, our convertible debentures as of March 31, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, and included the capitalization of $798,773 of accrued interest. The capitalization of accrued interest was to include interest up to December 31, 2010.  Therefore, we recorded additional interest expense in the amount of $378,000.

Derivative Income : Derivative income (expense) amounted to $(4,163,525) and $103,714 for the three months ended March 31, 2010 and 2009, respectively.  Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.  In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Our convertible debentures as of March 31, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 18,679,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

Our accounting for the aforementioned exchange transaction required us to consider whether the exchange resulted in a substantial modification to the original convertible debentures based upon either cash flows or the fair value of the embedded conversion feature, wherein substantial is generally defined as a change greater than 10%. In all instances our calculations indicated that the exchange of convertible debentures resulted in changes that were substantial to either cash flows, the embedded conversion option, or both. As a result, we were required to extinguish the prior debt instruments and reestablish the new convertible debentures, at fair value, with the change reflected in our expenses. The following table reflects the components of our extinguishment calculations on  February 24, 2010:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30, 2011	Total
Fair value of new debenture	$7,767,450	$1,490,256	$3,196,102	$12,453,808
Carrying value of old debentures:
Debentures	1,713,124	152,755	267,000	2,132,879
Accrued Interest	546,000	87,166	165,607	798,773
Compound embedded derivative	3,723,200	750,000	1,632,400	6,105,600
Deferred finance costs	(85,372)	(23,933)	(92,122)	(201,427)
	5,896,952	965,988	1,972,885	8,835,824

Extinguishment loss	$1,870,499	$524,268	$1,223,217	$3,617,984

The fair values of the Secured Convertible Debentures were determined based upon their respective discounted cash flow, using observable market rates, plus the fair value of the embedded conversion options. Observable market rates ranged from 7.91% for one-year and 8.47% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours. The fair value of our compound embedded derivatives were determined using the Monte Carlo Simulations model. The compound embedded derivatives were adjusted to fair value on the exchange date, immediately before the exchange transaction, which amount is included in our derivative income (expense).

The fair value of the new convertible debentures was allocated to the debt balance, the compound embedded derivative and paid-in capital. Paid-in capital arises in this transaction, because the allocation resulted in premiums which, under accounting principles, are considered equity components. The following table summarizes the allocation on the exchange date:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30 2011	Total
Convertible debentures	$3,146,000	$587,166	$1,265,607	$4,998,773
Compound embedded derivative	4,505,072	880,749	1,878,982	7,263,982
Paid-in capital	116,378	22,341	52,334	191,053
	$7,767,450	$1,490,256	$3,196,102	$12,453,808

Debt extinguished: Debt extinguished amount to $3,617,984 and $0 for the three months ended March 31, 2010 and 2009, respectively.  Such amount is related to the financing agreement executed on February 24, 2010, whereby, we received $5,000,000 additional working capital and our existing debentures were extended and renegotiated.

The following table reflects the components of our extinguishment calculations on February 24, 2010:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30, 2011	Total
Fair value of new debenture	$7,767,450	$1,490,256	$3,196,102	$12,453,808
Carrying value of old debentures:
Debentures	1,713,124	152,755	267,000	2,132,879
Accrued Interest	546,000	87,166	165,607	798,773
Compound embedded derivative	3,723,200	750,000	1,632,400	6,105,600
Deferred finance costs	(85,372)	(23,933)	(92,122)	(201,427)
	5,896,952	965,988	1,972,885	8,835,824

Extinguishment loss	$1,870,499	$524,268	$1,223,217	$3,617,984

Net Loss: The net loss amounted to $9,290,114 and $371,666 for the three months ended March 31, 2010 and 2009, respectively.   The increase in net loss is due to start up expenses associated with new enterprise and compliance with regulatory requirements under the Exchange Act.  The net loss also included derivative expense associated with valuation of debentures and warrants, debt extinguished, negative gross margin and increase in travel expenses.

Net Loss Excluding Derivative Valuations: Net loss excluding Derivative expense and Debt extinguished amounted to $1,508,606.   Expenses relating to Derivative expense and Debt extinguished are “paper loss” and are not normal operating expenses.

Net Loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $9,635,120 and $371,666 for the three months ended March 31, 2010 and 2009, respectively. The increase in net loss is primarily due to start up expenses associated with new enterprise and compliance with regulatory requirements under the Exchange Act.  The net loss also included derivative expense associated with valuation of debentures and warrants, debt extinguished, negative gross margin and increase in travel expenses.

Loss per common share

Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities.  We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

Results of Operations

Six months ended March 31, 2010 compared to six months ended March 31, 2009

Revenues: Our revenues amounted to $429,829 and $0 for the six months ended March 31, 2010, and 2009, respectively. The increase in revenues relates to establishing our operating architecture and commencing revenue producing activities.

Cost of sales: Our cost of sales amounted to $658,783 and $0 for the six months ended March 31, 2010, and 2009, respectively. The increase in cost of sales relates to establishing our operating architectural and commencing revenue producing activities.

Gross margin: Our gross margin and new allocations amounted to $(228,954) and $0 for the six three months ended March 31, 2010 and 2009, respectively. This is due to allocating additional expenses to technical support and telecommunication expenses.

Advertising:  Our advertising expenses amounted to $164,038 and $0 for the six months ended March 31, 2010 and 2009, respectively. The breakdown of our advertising expense is as follows:

	March 31,
	2010	2009
Infomercial/production time	$18,400	$-
Media and others	145,638	-
Total	$164,038	$-

Compensation and Benefits: Our compensation and benefits expense amounted to $193,834 and $256,599 for the six months ended March 31, 2010 and 2009, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.  The decrease in expenses is due to allocation of compensations and benefits to Cost of sales.

Professional Fees: Our professional fees amounted to $141,604 and $136,425 for the six months ended March 31, 2010 and 2009, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services.   Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $181,208 and $133,559 for the six months ended March 31, 2010 and 2009, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the six months ended March 31, 2010, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time our main product TK6000 is being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to  pre-marketing cost and  are expensed accordingly.

Components of research and development:	March 31,
	2010	2009
Product development and engineering	$25,495	$66,929
Payroll and benefits	98,969	45,068
Total	$124,464	$111,997

General and Administrative Expenses: General and administrative expenses amounted to $253,490 and $146,716 for the six months ended March 31, 2010 and 2009, respectively, and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $86,390 in occupancy costs for the six months ended March 31, 2010 and $82,520 for comparable period ended March 31, 2009.  Our increase costs are associated with our efforts of being a public company.

Our general and administrative expenses are made up of the following items:

	March 31,
	2010	2009
Rent and occupancy	$86,390	$82,520
Insurance	35,632	5,344
Taxes and licenses	10,041	20,496
Telephone	8,111	6,871
Travel	54,719	5,186
Bad debt expense	10,232	-
Software	4,949	585
Other	43,416	25,714
Total	$253,490	$146,716

Interest Expense: Interest expense amounted to $1,184,363 and $165,618 for the six months ended March 31, 2010 and 2009respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method. During first and second quarter of 2009, we added $2,700,000 of new debentures at interest rate of 12%.  This contributed to an increase of interest expense.

In addition, our convertible debentures as of March 31, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, and included the capitalization of $798,773 of accrued interest.  The capitalization of accrued interest was to include interest up to December 31, 2010.  Therefore , we recorded additional interest expense in the amount of $378,000.

Derivative Income: Derivative income (expense) amounted to $(5,347,297) and $164,914 for the six months ended March 31, 2010 and 2009, respectively.  Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.  In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Our convertible debentures as of March 31, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 18,679,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

Our accounting for the aforementioned exchange transaction required us to consider whether the exchange resulted in a substantial modification to the original convertible debentures based upon either cash flows or the fair value of the embedded conversion feature, wherein substantial is generally defined as a change greater than 10%. In all instances our calculations indicated that the exchange of convertible debentures resulted in changes that were substantial to either cash flows, the embedded conversion option, or both. As a result, we were required to extinguish the prior debt instruments and reestablish the new convertible debentures, at fair value, with the change reflected in our expenses. The following table reflects the components of our extinguishment calculations on February 24, 2010:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30, 2011	Total
Fair value of new debenture	$7,767,450	$1,490,256	$3,196,102	$12,453,808
Carrying value of old debentures:
Debentures	1,713,124	152,755	267,000	2,132,879
Accrued Interest	546,000	87,166	165,607	798,773
Compound embedded derivative	3,723,200	750,000	1,632,400	6,105,600
Deferred finance costs	(85,372)	(23,933)	(92,122)	(201,427)
	5,896,952	965,988	1,972,885	8,835,824

Extinguishment loss	$1,870,499	$524,268	$1,223,217	$3,617,984

The fair values of the Secured Convertible Debentures were determined based upon their respective discounted cash flow, using observable market rates, plus the fair value of the embedded conversion options. Observable market rates ranged from 7.91% for one-year and 8.47% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours. The fair value of our compound embedded derivatives were determined using the Monte Carlo Simulations model. The compound embedded derivatives were adjusted to fair value on the exchange date, immediately before the exchange transaction, which amount is included in our derivative income (expense).

The fair value of the new convertible debentures was allocated to the debt balance, the compound embedded derivative and paid-in capital. Paid-in capital arises in this transaction, because the allocation resulted in premiums which, under accounting principles, are considered equity components. The following table summarizes the allocation on the exchange date:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30 2011	Total
Convertible debentures	$3,146,000	$587,166	$1,265,607	$4,998,773
Compound embedded derivative	4,505,072	880,749	1,878,982	7,263,982
Paid-in capital	116,378	22,341	52,334	191,053
	$7,767,450	$1,490,256	$3,196,102	$12,453,808

Debt extinguished: Debt extinguished amount to $3,617,983 and $0 for the three months ended March 31, 2010 and 2009, respectively.  Such amount is related to the financing agreement executed on February 24, 2010, whereby, we received $5,000,000 additional working capital and our existing debentures were extended and renegotiated.

The following table reflects the components of our extinguishment calculations on February 24, 2010:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30, 2011	Total
Fair value of new debenture	$7,767,450	$1,490,256	$3,196,102	$12,453,808
Carrying value of old debentures:
Debentures	1,713,124	152,755	267,000	2,132,879
Accrued Interest	546,000	87,166	165,607	798,773
Compound embedded derivative	3,723,200	750,000	1,632,400	6,105,600
Deferred finance costs	(85,372)	(23,933)	(92,122)	(201,427)
	5,896,952	965,988	1,972,885	8,835,824

Extinguishment loss	$1,870,499	$524,268	$1,223,217	$3,617,984

Net Loss: The net loss amounted to $11,431,254 and $780,245 for the six months ended March 31, 2010 and 2009, respectively. The increase in net loss is due to start up expenses associated with new enterprise and compliance with regulatory requirements under the Exchange Act.  The net loss also includes derivative expense associated with valuation of debentures and warrants, debt extinguished, negative gross margin and increase in travel expenses.

Net Loss Excluding Derivative Valuations: Net loss excluding Derivative expense and Debt extinguished amounted to $2,465,974.   Expenses relating to Derivative expense and Debt extinguished are “paper loss” and are not normal operating expenses.

Net Loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $11,506,260 and $780,245for the six months ended March 31, 2010 and 2009, respectively. The increase in net loss is primarily due to start up expenses associated with new enterprise and compliance with regulatory requirements under the Exchange Act.  The net loss also included derivative expense associated with valuation of debentures and warrants, debt extinguished, negative gross margin and increase in travel expenses.

Loss per common share

Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

Liquidity and Capital Resources

On February 25, 2010, we filed Form 8 K reporting new security agreement and additional capital in the amount of $5,000,000.

Statement of cash flow data:	Six months ended March 31,
	2010	2009
Net cash provided (used) in operating activities	$(962,267)	$(803,726)
Net cash provided (used) in investing activities	(2,017,253)	(4,644)
Net cash provided (used) in financing activities	4,972,225	951,150

Net cash provided (used) by operating activities of $(962,270) was primarily due to operating expenses.

Net cash provided by investing activities of $2,017,253 was due to incoming restricted cash in the amount of $2,000,000.

Net cash of $4,972,225 provided from financing activities was due to issuance of preferred stock of $5,000,000.

On March 31, 2010, we had cash on hand of $3,003,403 and restricted cash on hand of $2,021,206.

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

Secured Convertible Debentures and Warrant Financing Arrangements:

Our convertible debentures as of March 31, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

Our accounting for the aforementioned exchange transaction required us to consider whether the exchange resulted in a substantial modification to the original convertible debentures based upon either cash flows or the fair value of the embedded conversion feature, wherein substantial is generally defined as a change greater than 10%. In all instances our calculations indicated that the exchange of convertible debentures resulted in changes that were substantial to either cash flows, the embedded conversion option, or both. As a result, we were required to extinguish the prior debt instruments and reestablish the new convertible debentures, at fair value, with the change reflected in our expenses.

The fair values of the Secured Convertible Debentures were determined based upon their respective discounted cash flow, using observable market rates, plus the fair value of the embedded conversion options. Observable market rates ranged from 7.91% for one-year and 8.47% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours. The fair value of our compound embedded derivatives were determined using the Monte Carlo Simulations model. See Note 8. The compound embedded derivatives were adjusted to fair value on the exchange date, immediately before the exchange transaction, which amount is included in our derivative income (expense).

The fair value of the new convertible debentures was allocated to the debt balance, the compound embedded derivative and paid-in capital. Paid-in capital arises in this transaction, because the allocation resulted in premiums which, under accounting principles, are considered equity components.

Our accounting for the original debenture financings is as follows:

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

On September 22, 2009 we voided and reissued warrants in connection with our financing transactions. The cancellation and reissuance of warrants was treated as a modification under ASC 470-50 Modifications and Extinguishments although the change in cash flow was <10% so extinguishment accounting was not applicable.

Accounting for the Financing Arrangements:

Previously, we have evaluated the terms and conditions of the secured convertible debentures under the guidance of ASC 815, Derivatives and Hedging. We had also determined that, while the anti-dilution protections preclude treatment of the embedded conversion option as conventional, the conversion option is exempt from classification as a derivative because it otherwise achieves the conditions for equity classification (if freestanding) provided in ASC 815. We have further determined that the default redemption features described above are not exempt for treatment as derivative financial instruments, because they are not clearly and closely related in terms of risk to the host debt agreement. On the inception date of the arrangements through December 31, 2009, we determined that the fair value of these compound derivatives is de minus. However, we are required to re-evaluate this value at each reporting date and record changes in its fair value, if any, in income. For purposes of determining the fair value of the compound derivative, we have evaluated multiple, probability-weighted cash flow scenarios. These cash flow scenarios include, and will continue to include fair value information about our common stock. Accordingly, fluctuations in our common stock value will significantly influence the future outcomes from applying this technique.

As discussed above, the embedded conversion options previously did not require treatment as derivative financial instruments; however, we were required to evaluate the feature as embodying a beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options. A beneficial conversion feature (“BCF”) is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed.  Because the two hybrid debt contracts dated September 10, 2008 were issued as compensation for the Interlink Asset Group and as further discussed in Note 3 we concluded that they should be combined for accounting purposes and the accounting resulted in no beneficial conversion feature. The financings issued in 2009 were found to have a BCF which gives effect to the (i) the trading market price on the contract dates and (ii) the effective conversion price of each issuance after allocation of proceeds to all financial instruments sold based upon their relative fair values. Notwithstanding, the BCF was limited to the value ascribed to the remaining hybrid contract (using the relative fair value approach). Accordingly, the BCF allocated to paid-in capital from the 2009 financings amounted to $872,320 for the year ended September 30, 2009.

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

On February 24, 2010, we exchanged the convertible debentures for newly issued convertible debentures as discussed in the beginning of this footnote.

Redeemable Preferred Stock

On February 24, 2010, we designated 500 shares of our authorized preferred stock as Series A Convertible Preferred Stock; par value $0.001 per share, stated value $10,000 per share (“Preferred Stock”). The Preferred Stock is redeemable for cash on Jun 30, 2011 at the stated value, plus accrued and unpaid dividends. Dividends accrue, whether or not declared, at a rate of 12% of the stated value. The Preferred Stock is convertible into common stock at the holder’s option at $0.25 based upon the stated value. Such conversion rate is subject to adjustment for traditional reorganizations and recapitalization and in the event that we sell common stock or other equity-linked instruments below the conversion price. Holders of the Preferred Stock are entitled to a preference equal to the stated value, plus accrued and unpaid dividends. While the Preferred Stock is outstanding, holders vote the number of indexed common shares.

Also on February 24, 2010, pursuant to a Securities Purchase Agreement, we sold 300 shares of Preferred Stock (indexed to 12,000,000 common shares upon conversion) and warrants to purchase 12,000,000 shares of our common stock  for proceeds of $3,000,000. In each instance, the warrants have a term of five years and may be exercised for $0.50 per common share. The warrant exercise price is subject to adjustment for traditional reorganizations and recapitalization and in the event that we sell common stock or other equity-linked instruments below the exercise price.

Our accounting for the Preferred Stock and warrant financing transaction required us to evaluate the classification of the embedded conversion feature and the warrants. As a prerequisite to establishing the classification of the embedded conversion option, we were required to determine the nature of the hybrid Preferred Stock contract based upon its risks as either a debt-type or equity-type contract. The presence of the mandatory cash redemption and the requirement to accrue dividends were persuasive evidence that the Preferred Stock was more akin to a debt than an equity contract, with insufficient evidence to the contrary (e.g. voting privilege). Given that the embedded conversion feature, when evaluated as embodied in a debt-type contract, did not meet the definition for an instrument indexed to a company’s own stock, the embedded conversion feature required bifurcation and classification in liabilities,  at fair value. Similarly, the warrants did not meet the definition for an instrument indexed to a company’s own stock, resulting in their classification in liabilities, at fair value.

Warrants were valued using the Black-Scholes-Merton valuation technique. Significant assumptions were as follows: Market value of underlying, using the trading market of $0.58; expected term, using the contractual term of 5.0 years; market volatility, using a peer group of 90.20%; and, risk free rate, using the yield on zero coupon government instruments of 2.40%.

The compound embedded derivative was valued using the Monte Carlo Simulations (“MCS”) technique. The MSC technique is a generally accepted valuation technique for valuing embedded conversion features in hybrid convertible notes, because it is an open-ended valuation model that embodies all significant assumption types, and ranges of assumption inputs that management of the Company believe would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. However, there may be other circumstances or considerations, other than those addressed herein, that relate to both internal and external factors that would be considered by market participants as it relates specifically to the Company and the subject financial instruments.

Given its redeemable nature, we are required to classify our Preferred Stock outside of stockholders’ equity. Further, the inception date carrying value is subject to accretion to its ultimate redemption value over the term to redemption, using the effective method. During the period from its issuance to March 31, 2010, we accreted $40,006, which was reflected as a charge to paid-in capital in the absence of accumulated earnings. We also accrued $35,000 during the same period which amount represents the cumulative dividends that we are required to pay whether or not declared.

Effective on October 1, 2009, we adopted Emerging Issues Task Force Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 amended previous guidance related to the determination of whether equity-linked contracts, such as our convertible debentures, meet the exclusion to bifurcation and derivative classification of the respective embedded conversion feature. Under EITF 07-05, the embedded conversion option was no longer exempt from bifurcation and derivative classification because the conversion option was subject to adjustments that are not allowable under the new standard. We have accounted for the change as a change in accounting principle where the derivative liability in the amount of $1,865,600 was established and the cumulative effect, which amounted to $872,320, was charged to our opening accumulated deficit on October 1, 2009.

As more fully discussed in Note 6, on February 24, 2010, we exchanged our convertible debentures for newly issued convertible debentures. This amount represents the change in the fair value of the compound embedded derivatives between the old and new debentures, which in part arose from the capitalization of accrued interest and in part arose from other changes to the debentures. As further noted in Note 6, the exchange transaction gave rise to the extinguishment of the old debentures, and therefore the compound derivative, due to the substantive nature of these changes. Since an extinguishment is recorded by replacing the carrying value of the old debentures with the fair value of the new debentures, with a charge to expense for the difference, this amount is included in the extinguishment loss that we recorded in connection with the exchange.

There were no transfers between valuation input levels during the periods presented.

Fair Value Considerations

We adopted the provisions of ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) with respect to our financial instruments. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required by of ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input (among three levels) that is significant to their fair value measurement. Level 1 inputs are defined as quoted market prices in active markets. Our common stock is publicly traded in an active market. Level 2 inputs are observable market quotations or other assumptions, such as interest rates, for similar assets and liabilities. Level 3 inputs are unobservable inputs, including our own internal estimates and assumptions.

The Monte Carlo Simulation (“MCS”) technique was used to determine the fair value of our compound embedded derivatives. The MSC technique is a generally accepted valuation technique for valuing embedded conversion features in hybrid convertible debt instruments, because it is an open-ended valuation model that embodies all significant assumption types, and ranges of assumption inputs that management of the Company believe would likely be considered in connection with the arms-length negotiation related to the transference of the instrument by market participants. These inputs include our market price and a trading volatility assumption, but also include credit risk, interest risk, and redemptions. While the MCS technique embodies many observable inputs, such as our trading market price, it requires our development of internally developed assumptions and is, therefore, a Level 3 technique.

The warrants are valued using the Black-Scholes-Merton (“BSM”) valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of  March 31, 2010: Market value of underlying, using the trading market of $0.34; expected term, using the contractual term of 3.84 to 4.9 years; market volatility, using a peer group of 92.40% to 98.86%; and, risk free rate, using the yield on zero coupon government instruments of 2.40% to 2.55%.

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

The effect of changes in our trading market price on the fair values of our derivative liabilities is significant because all techniques that we employ consider the intrinsic values of the equity-linked contracts. Accordingly, increases in our trading market price will have the effect of increasing the derivative value and decreases will have the effect of decreasing the derivative value. However, the techniques embody other assumptions that may have an incremental or an offsetting effect. Since changes in the fair value of derivative financial instruments are recorded in income, our operations will reflect the expense or income over all periods that the contracts are outstanding. These effects could be material.

Off-Balance Sheet Arrangements - NONE

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer are in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in our quarterly and annual reports has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required   to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On our Form 10 Q at December 31, 2009, we reported that “we have succeeded in securing financing anticipated to close on or about February 17, 2010. The financing will provide working capital in the amount of $5,000,000”.

Effective February 24, 2010 we closed said transaction, as follows:

On February 23, 2010, we filed with the Florida Department of State, Fourth Amendment to the Articles of Incorporation of Net Talk.com, Inc., a Florida corporation, approving the issuance of Series A Convertible Preferred Stock.

On February 24, 2010, we executed a $5,000,000 security agreement with an accredited institutional investor. Pursuant to the agreement, we issue Series A Convertible Preferred Stock and warrants exercisable for shares of our common stock.

In addition to the issuance of Series A Convertible Preferred Stock, the agreement provided for amending existing Debentures.

Purchase and Sale of the Securities.  We issued and sold to the Purchaser, Series A Preferred Stock shares and Warrants for $5,000,000 in cash.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 15, 2009, we filed Form 8 K reporting resignation of Mr. Richard Diamond as member of our Board of Directors.

On December 1, 2009, we filed Form 8 K reporting the adoption of our Employee Stock Option Plan.

On December 1, 2009, we filed Form 8 K reporting the adoption of our Code of Ethics.

On February 25, 2010 we filed Form 8 K reporting new security agreement and additional capital in the amount of $5,000,000.

On March 22, 2010 we filed Form 8 K reporting new executed manufacturing agreement with a large manufacturer located outside of the United States.  The Agreement  provides large scale manufacturing capabilities and provide continuous production of our product.

Refer to Exhibit 5.1 for copy of executed agreement.  We are requesting confidential treatment on critical parts of the agreement.

The complete agreement was filed with the Security and Exchange Commission requesting confidential treatment.

Item 6

Exhibit No.	Description

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

32.1(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

5.1(1)
Manufacturing agreement, dated March 22, 2010, executed with a large manufacturer located outside the United States.  The executed copy was filed with the Security and Exchange Commission. Confidential treatment has been requested for portions of this Exhibit.  The copy filed herewith mounts the information subject to the confidentiality request.  Omissions are designated as {XXXX}.  A complete version of this Exhibit has been filed separately with the Securities and Exchange Commission.

10.1(2)	Securities Purchase Agreement dated February 24, 2010.

10.2(2)	12% Senior Secured Convertible Debenture dated February 24, 2010, due June 30, 2011.

10.3(2)	12% Senior Secured Convertible Debenture dated February 24, 2010, due July 20, 2011.

10.4(2)	12% Senior Secured Convertible Debenture dated February 24, 2010, due Sept. 25, 2011.
10.5(2)	Amended and Restated Security Agreement dated February 24, 2010.

10.6(2)	Amended and Restated Registration Rights Agreement dated February 24, 2010.

10.7(2)	Series D – 1 Common Stock Purchase Warrant.

10.8(2)	Series D – 2 Common Stock Purchase Warrant.

10.9(2)	Series D – 3 Common Stock Purchase Warrant.

10.10(2)	Fourth Amendment to the Articles of Incorporation of Net Talk.com, Inc.

99.1(2)	NetTalk.com, Inc. procures an additional $5,million; proceeds from the offering to be used for continuing expansion.

(1) Filed herewith.
(2) Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: May 12, 2010	By /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2010	By: /s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)