Form 10-Q
period 2010-06-30
NET TALK.COM, INC.
filed 2010-08-13
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [√]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during  the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]       Accelerated Filer  [ ]       Non-accelerated filer   [ ]       Smaller reporting company   [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [√]

The Registrant had 13,429,300 shares of Common Stock, par value $0.001 per share, outstanding as of August 13, 2010.

Net Talk.com, Inc

Part I

Item 1. Financial statements

Net Talk.com, Inc.
Balance Sheets

	June 30,	September 30,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,033,564	$1,007,366
Restricted cash	2,026,423	3,332
Accounts receivables, net of allowance for bad debts of $13,902 and $1,042	20,960	37,315
Inventory	306,419	117,712
Prepaid expenses	1,080	5,008
Total current assets	4,388,446	1,170,733

Telecommunication equipment and other property, net	585,413	665,315
Intangible assets, net	425,489	604,987
Deferred financing costs and other assets	19,000	298,266

Total assets	$5,418,348	$2,739,301

Liabilities and Stockholders' Deficit:
Accounts payable	$290,102	$264,912
Due to officer	-	56,300
Accrued dividends	126,000	168,774
Accrued expenses	15,570	49,320
Current portion of senior secured convertible debentures	-	1,509,880
($0 and $1,500,000 face value)
Current portion of derivative liabilities	-	382,200
Total current liabilities	431,672	2,431,386

Senior secured convertible debentures ($4,998,773 and $2,700,000 face value)	4,998,773	1,136,875
Derivative liabilities	5,458,695	945,072

Total liabilities	10,889,140	4,513,333

Redeemable preferred stock $.001 par value, 10,000,000 shares
authorized, 300 issued and outstanding	94,868	-

Stockholders' equity (Deficit):
Common stock, $.001 par value, 300,000,000 shares
authorized, 9,719,800 issued and outstanding, as of	9,720	9,720
June 30, 2010 and September 30, 2009, respectively
Preferred stock to be issued at future date(s)	2,000,000	-
Additional paid in surplus	3,574,872	3,458,825
Dividends paid - Preferred stock	(91,000)	-
Accumulated deficit	(11,059,252)	(5,242,577)
Total stockholders' deficit	(5,565,660)	(1,774,032)

Total liabilities, redeemable preferred stock and stockholders' deficit	$5,418,348	$2,739,301

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$167,820	$-	$597,649	$-
Cost of sales	363,921	-	1,022,704	-
Gross margin	(196,101)	-	(425,055)	-

Advertising	59,151	-	223,189	2,500
Compensation and benefits	98,750	92,500	292,584	349,099
Professional fees	45,435	95,296	187,039	231,721
Depreciation and amortization	90,948	134,263	272,156	267,822
Research and development	92,053	123,743	216,517	235,740
General and administrative expenses	120,987	112,160	374,732	256,376
Total operating expenses	507,324	557,962	1,566,217	1,343,258

Loss from operations	(703,425)	(557,962)	(1,991,272)	(1,343,258)

Other income (expenses):
Interest expense	-	(160,830)	(1,184,363)	(326,448)
Derivative income (expense)	7,239,856	(73,944)	1,892,559	90,970
Debt extinguished	-	-	(3,617,984)	-
Interest income	5,584	3,002	11,566	8,757
	7,245,440	(231,772)	(2,898,222)	(226,721)

Net income (loss)	6,542,015	(789,734)	(4,889,494)	(1,569,979)

Reconciliation of net income (loss) to (loss), applicable to common stockholders:
Preferred stock dividends in arrears	(91,000)	-	(126,000)	-
Accretion of preferred stock	(54,862)	-	(94,868)	-

Income (loss), applicable to common stockholders	$6,396,153	$(789,734)	$(5,110,362)	$(1,569,979)

Loss per common shares:
Basic earnings per common share	$0.66	$(0.09)	$(0.53)	$(0.18)

Diluted earnings per common share	$0.22	$(0.09)	$(0.53)	$(0.18)

Weighted average shares:
Basic	9,719,800	8,749,800	9,719,800	8,749,800
Diluted	29,714,892	8,749,800	9,719,800	8,749,800

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Nine Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

Cash flow from operating activities:

Net income (loss)	$(4,889,494)	$(1,569,979)
Adjustments to reconcile net loss to cash used in operations:
Depreciation	92,657	88,738
Amortization	179,499	179,085
Amortization of finance costs	72,341	43,880
Amortization of debt discount	479,404	85,540
Bad debt expense	12,860	-
Warrant liability	3,570	-
Derivative fair value adjustments	(8,215,359)	(90,970)
Day one derivative losses	6,322,800
Extinguishment	3,617,983
Changes in assets and liabilities:
Accounts receivables	3,494	-
Prepaid expenses and other assets	3,927	(240,924)
Inventories	(188,707)	-
Accounts payables	25,193	250,535
Accrued expenses	592,679	-
Net cash used in operating activities	(1,887,153)	(1,254,095)
Cash flow used in investing activities:
Restricted cash	(2,026,423)	-
Acquisition of fixed assets	(12,755)	(34,211)
Decrease in deposits	5,497	-
Net cash used in investing activities	(2,033,681)	(34,211)
Cash flow used in financing activities:
Issuance of Senior Debenture	-	951,150
Issuance of preferred stock and warrants	5,000,000	-
Payment on loans from officers	(56,300)	-
Loans from officers	-	100,000
Net cash used in investing activities	4,943,700	1,051,150
Net increase in cash	1,022,866	(237,156)
Cash and equivalents, beginning	1,010,698	342,793
Cash and equivalents, ending	$2,033,564	$105,637

Supplemtal disclosures:

Non - cash changes:

Cash paid for interest	$-	$121,000
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
Notes to Unaudited Financial Statements

Note 1 – Nature of operations and basis of presentation

Basis of presentation:

The accompanying unaudited condensed financial statements as of and for the three and nine months ended June 30, 2010 have  been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed consolidated financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three and nine months ended June 30, 2010 and 2009 are not necessarily indicative of the results for the year ending September 30, 2010.
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

Inventory

Inventories are recorded at cost or market, whichever is lower.

	June 30, 2010	September 30, 2009
Productive material, work in process and supplies	288,346	$43,538
Finished products	18,073	74,174
Total	$306,419	$117,712

During the nine months ended June 30, 2010, in accordance with our lower of cost or market analyses we did not record lower of cost or market adjustments to our finished goods inventories.

Telecommunications Equipment and Other Property

Property, equipment and telecommunication equipment includes acquired assets which consist of network equipment, computer hardware, furniture and software, more fully described in Note 3. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which ranges from three to five years. The cost associated with  major improvements is capitalized while the cost of maintenance and repairs is charged to operating expenses.

Intangible Assets

Our intangible assets includes acquired assets  more fully described in Note 4. The intangible assets were recorded at our acquisition cost, which encompassed estimates of their relative fair values, as well as estimates of the fair value of consideration that we issued. We amortize our intangible assets using the straight-line method over lives that are predicated on contractual terms or over periods we believe the assets will have utility.

Impairments and Disposals

We evaluate our tangible and definite-lived intangible assets for impairment annually or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event, that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates for intangible assets.

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

Therefore, research and development cost reported in our financial statements relates to pre – marketing costs and are expensed accordingly.  Our components of Research and Development cost for three and nine months ended June 30, 2010 and 2009, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
Components of Research and Development:	2010	2009	2010	2009
Product development and engineering	$52,126	$47,175	$77,621	$114,104
Payroll and benefits	39,927	76,568	138,896	121,636
Total	$92,053	$123,743	$216,517	$235,740

On July 14, 2010 we revealed our newest product the net TALK DUO (“DUO”).

The DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates.  It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required.

The DUO is flexible enough to connect directly to your Internet connection through the router/modem, there is also a convenient option with the DUO to connect to your computer. The sleek design is small enough to fit in the palm of your hand, making it a portable device.

The DUO reduces the wear and tear on your home or office computer and reduces energy costs, resulting in money savings. The fax-friendly DUO, offers fax (incoming and outgoing), a unique feature not offered, to our knowledge, by similar digital phone services.

The portability of this small device is also great for international travelers who want to place free nationwide calls to the U.S. and Canada, or who are looking for a low-cost solution for international rates. Calls to other netTALK customers are always free.

We are presently working on other new products and anticipate future deployment the later part of this year and over the next year.

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

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature. We also carry convertible debentures  and redeemable preferred stock at historical cost. However, the fair values of debt and akin-to-debt financial instruments are estimated for disclosure purposes. As of June 30, 2010, estimated fair values and respective carrying values of our Secured Convertible Debentures and Series A Convertible Preferred Stock are as follows:

Financial Instrument	Note	Fair Value	Carrying Value
$ 3,146,000 12% Secured Convertible Debenture	6	$4,147,330	$3,146,000
$ 587,166 12% Secured Convertible Debenture	6	999,945	587,166
$ 1,265,607 12% Secured Convertible Debenture	6	1,494,411	1,265,607
$ 3,000,000 stated value, 12% Series A Convertible Preferred Stock	7	3,966,860	94,868
Total		$10,608,546	$5,093,641

The fair values of the Secured Convertible Debentures and Series A Convertible Preferred Stock were determined based upon their respective discounted cash flow, using observable market rates, plus the fair value of the embedded conversion options. Observable market rates ranged from 8.07% for one-year and 8.59% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours.

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

Accounting Changes

Effective on October 1, 2009, we adopted Emerging Issues Task Force Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 amended previous guidance related to the determination of whether equity-linked contracts, such as our convertible debentures, meet the exclusion to bifurcation and derivative classification of the respective embedded conversion feature. Under EITF 07-05, the embedded conversion option was no longer exempt from bifurcation and derivative classification because the conversion option was subject to adjustments that are not allowable under the new standard. We have accounted for the change as a change in accounting principle where the cumulative effect, which amounted to $872,320, as a charge to our opening accumulated deficit on October 1, 2009.

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

Our net income (loss) reflects permanent tax differences which are not deductible for tax purposes.  Therefore, our tax net operating loss would be reduced accordingly.  Our major permanent differences for the period ended June 30, 2010, are as follows:

Permanent differences:	Three Months Ended	Nine Months Ended

Derivative income (loss)	$7,239,856	$1,892,559
Debt extinguished (loss)	-	(3,617,984)
Total	$7,239,856	$(1,725,425)

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

Note 3 - Telecommunications Equipment and Other Property:

Telecommunications equipment and other property consist of the following:

		June 30,	September 30,
	Life	2010	2009

Telecommunication equipment	7	$652,189	$650,804
Computer equipment	5	117,434	106,577
Office equipment and furnishing	7	23,759	23,760
Purchased software	3	10,555	10,041
Sub – total		803,937	791,182
Less: accumulated depreciation		(218,524)	(125,867)
Total		$585,413	$665,315

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease.

Depreciation of the above assets was as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Depreciation expense	$31,115	$30,193	$92,657	$88,738

Note 4 - Intangible Assets:

Intangible assets consist of following:

	Life	March 31, 2010	September 30, 2009

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(426,499)	(247,001)
		$425,489	$604,987

Amortization of the above assets was as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Amortization expense	$59,833	$104,071	$179,499	$179,085

The weighted average amortization period for the amortizable intangible assets is 2.4 years.

Estimated future amortization of intangible assets is as follows:

March, 31,
2010	$67,335
2011	225,910
2012	70,238
2013	62,006
Total	$425,489

Note 5 - Secured Convertible Debentures

The carrying values of our 12% secured convertible debentures consist of the following as of June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009

$3,146,000 face value convertible debenture, due June 30, 2011	$3,146,000
$587,166 face value convertible debenture, due July 20, 2011	587,166
$1,265,607 face value convertible debenture, due September 30, 2011	1,265,607
$1,000,000 face value convertible debenture, due September 10, 2010	--	$1,006,587
$500,000 face value convertible debenture, due September 10, 2010	--	503,293
$600,000 face value convertible debenture, due January 30, 2011	--	293,726
$500,000 face value convertible debenture, due January 30, 2011	--	271,741
$500,000 face value convertible debenture, due July 20, 2011	--	179,778
$1,100,000 face value convertible debenture, due September 25, 2011	--	391,630
Total	$4,998,773	$2,646,755

Our convertible debentures as of June 30, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever.  Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing  of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

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

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30, 2011	Total
Fair value of new debenture	$7,767,450	$1,490,256	$3,196,102	$12,453,808
Carrying value of old debentures:
Debentures	1,713,125	152,755	267,000	2,132,880
Accrued Interest	546,000	87,166	165,607	798,773
Compound embedded derivative	3,723,200	750,000	1,632,400	6,105,600
Deferred finance costs	(85,372)	(23,933)	(92,122)	(201,427)
	5,896,952	965,988	1,972,885	8,835,825

Extinguishment loss	$1,870,499	$524,268	$1,223,217	$3,617,984

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

The fair value of the new convertible debentures was allocated to the debt balance, the compound embedded derivative and paid-in capital. Paid-in capital arises in this transaction, because the allocation resulted in premiums which, under accounting principles, are considered equity components. The following table summarizes the allocation on the exchange date:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30, 2011	Total
Convertible debentures	$3,146,000	$587,166	$1,265,607	$4,998,773
Compound embedded derivative	4,505,072	880,749	1,878,161	7,263,982
Paid-in capital	116,378	22,341	52,334	191,053
	$7,767,450	$1,490,256	$3,196,102	$12,453,808

Our accounting for the original debenture financings is as follows:

2008 Convertible Debenture Financing

On September 10, 2008, we issued a $1,000,000 face value, 12% secured convertible debenture (T-1), due September 10, 2010 and Series B warrants indexed to 4,000,000 shares of our common stock in exchange for the Interlink Asset Group. Also on September 30, 2008, we issued a $500,000 face value 12% secured convertible debenture (T-2), due September 10, 2010 and Series B warrants indexed to 2,000,000 shares of our common stock for net cash proceeds of $472,800. The warrants have a term of five years. These financial instruments were issued to the same creditor under contracts that are substantially similar, unless otherwise mentioned in the following discussion.

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

Because the two hybrid debt contracts were issued as compensation for the Interlink Asset Group we concluded that they should be combined for accounting purposes, the accounting resulted in no beneficial conversion feature.

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

-
On February 6, 2009 we issued (a) 12% Senior Secured Convertible Debentures in the aggregate principal amount of $500,000 with a maturity date of January 30, 2011, convertible into shares of common stock at a conversion price of $0.25; and (b) Series C Warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 for net cash proceeds of $443,250. The warrants have a term of five years.  n July 20, 2009, we issued (a) 12% Senior Secured Convertible Debentures in the aggregate principal amount of $500,000 with a maturity date of July 20, 2011, convertible into shares of common stock at a conversion price of $0.25; and (b) Series C Warrants to purchase 2,000,000 shares of our common stock at an exercise price of $0.50 for net cash proceeds of $446,250.    The warrants have a term of five years.

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

Accounting for the Financing Arrangements:

We have evaluated the terms and conditions of the secured convertible debentures under the guidance of ASC 815,  Derivatives and Hedging. We have determined that, while the anti-dilution protections preclude treatment of the embedded conversion option as conventional, the conversion option is exempt from classification as a derivative because it otherwise achieves the conditions for equity classification (if freestanding) provided in ASC 815. We have further determined that the default redemption features described above are not exempt for treatment as derivative financial instruments, because they are not clearly and closely related in terms of risk to the host debt agreement. On the inception date of the arrangements through June 30, 2010, we determined that the fair value of these compound derivatives is de minus. However, we are required to re-evaluate this value at each reporting date and record changes in its fair value, if any, in income. For purposes of determining the fair value of the compound derivative, we have evaluated multiple, probability-weighted cash flow scenarios. These cash flow scenarios include, and will continue to include fair value information about our common stock. Accordingly, fluctuations in our common stock value will significantly influence the future outcomes from applying this technique.

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

Because the two hybrid debt contracts dated September 10, 2008 were issued as compensation for the Interlink Asset Group we concluded that they should be combined for accounting purposes and the accounting resulted in no beneficial conversion feature. The financings issued in 2009 were found to have a BCF which gives effect to the (i) the trading market price on the contract dates and (ii) the effective conversion price of each issuance after allocation of proceeds to all financial instruments sold based upon their relative fair values. Notwithstanding, the BCF was limited to the value ascribed to the remaining hybrid contract (using the relative fair value approach). Accordingly, the BCF allocated to paid-in capital from the 2009 financings amounted to $872,320 for the year ended September 30, 2009.

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

Premiums on the secured convertible debentures arose from initial recognition at fair value, which is higher than face value. Discounts arose from initial recognition at fair value, which is lower than face value. Premiums and discounts are amortized through credits and debits to interest expense over the term of the debt agreement. Amortization of debt (discount) premiums amounts to $479,403 and $2,640 for the nine months ended June 30, 2010 and 2009, respectively.

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

Note 6 – Redeemable Preferred Stock

On February 24, 2010, we designated 500 shares of our authorized preferred stock as Series A Convertible Preferred Stock;  par value $0.001 per share, stated value $10,000 per share (“Preferred Stock”). The Preferred Stock is redeemable for cash on June 30, 2011at the stated value, plus accrued and unpaid dividends. Dividends accrue, whether or not declared, at a rate of 12% of the stated value. The Preferred Stock is convertible into common stock at the holder’s option at $0.25 based upon the stated value. Such conversion rate is subject to adjustment for traditional reorganizations and recapitalization and in the event that we sell common stock or other equity-linked instruments below the conversion price. Holders of the Preferred Stock are entitled to a preference equal to the stated value, plus accrued and unpaid dividends. While the Preferred Stock is outstanding, holders vote the number of indexed common shares.

Our accounting for the Preferred Stock and warrant financing transaction required us to evaluate the classification of the embedded conversion feature and the warrants. As a prerequisite to establishing the classification of the embedded conversion option, we were required to determine the nature of the hybrid Preferred Stock contract based upon its risks as either a debt-type or equity-type contract. The presence of the mandatory cash redemption and the requirement to accrue dividends were persuasive evidence that the Preferred Stock was more akin to a debt than an equity contract, with insufficient evidence to the contrary (e.g. voting privilege). Given that the embedded conversion feature, when evaluated as embodied in a debt-type contract, did not meet the definition for an instrument indexed to a company’s own stock, the embedded conversion feature required bifurcation and classification in liabilities,at fair value. Similarly, the warrants did not meet the definition for an instrument indexed to a company’s own stock, resulting in their classification in liabilities, at fair value.

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

Given its redeemable nature, we are required to classify our Preferred Stock outside of stockholders’ equity. Further, the inception date carrying value is subject to accretion to its ultimate redemption value over the term to redemption, using the effective method. During the period from its issuance to June 30, 2010, we accreted $94,868, which was reflected as a charge to paid-in capital in the absence of accumulated earnings. We also accrued $126,000 during the same period which amount represents the cumulative dividends that we are required to pay whether or not declared.

Note 7 – Derivative Financial Instruments

The components of our derivative liabilities consisted of the following at June 30, 2010 and September 30, 2009:

	June 30, 2010
Derivative Financial Instrument	Indexed Shares	Fair Value	September 30, 2009
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	19,995,092	$1,402,515	$--
February 24, 2010 Series A Convertible Preferred Stock	12,000,000	828,000	--
Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 6)	12,000,000	1,246,800	--
February 24, 2010 Series D warrants, issued with the exchange (Note 7)	16,800,000	1,745,520	--
September 10, 2008 Series B warrants	--	--	382,200
January 30, 2009 Series C warrants	--	--	167,040
February 6, 2009 Series C warrants	--	--	139,400
July 20, 2009 Series C warrants	--	--	146,600
September 25, 2009 Series C warrants	--	--	335,720
Financing warrants issued to brokers	2,160,000	235,860	156,312

Total	62,955,092	$5,458,695	$1,327,272

The following table reflects the activity in our derivative liability balances from September 30, 2009 to June 30, 2010:

	Compound	Warrants	Total
Balances at September 30, 2009	$--	$1,327,272	$1,327,272
Change in accounting	1,865,600	--	1,865,600
Effect of the exchange transaction	1,158,382	--	1,158,382
Issued in the Preferred Stock and Warrant financing Transaction	4,260,000	5,062,800	9,322,800
Unrealized derivative (gains) losses	(5,053,467)	(3,161,892)	(8,215,359)
Balances at June 30, 2010	$2,230,515	$3,228,180	$5,458,695

The following table summarizes the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months ended
	June 30, 2010	June 30, 2009
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	$2,054,100	$--
February 24, 2010 Series A Convertible Preferred Stock	1,248,000	--
Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 6)	1,513,200	--
February 24, 2010 Series D warrants, issued with the exchange (Note 7)	2,118,400	--
Other warrants	306,156	(73,944)
	$7,239,856	$(73,944)

	Nine months ended
	June 30, 2010	June 30, 2009
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	$5,861,467	$--
Pre-exchange Secured Convertible Debentures (amount through the exchange date of February 24, 2010)	(4,240,000)	--
February 24, 2010 Series A Convertible Preferred Stock	3,432,000	--
Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 6)	3,816,000	--
February 24, 2010 Series D warrants, issued with the exchange (Note 7)	467,760	--
Other warrants	(1,121,868)	(90,970)
Total fair value adjustments	8,215,359	(90,970)
Day-one derivative expense, resulting from the Series A Preferred Stock Financing (Note 6)	(6,322,800)	--
Day-one derivative expense from prior financings	--	--
	$1,892,559	$(90,970)

Fair Value Considerations

We adopted the provisions of ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) with respect to our financial instruments. As required by of ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of June 30, 2010 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The warrants are valued using the Black-Scholes-Merton (“BSM”) valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of June 30, 2010:

June 30, 2010	Series D Warrants	BD Warrants	BD Warrants
Adjusted Strike price	$0.50	$0.25	$0.50
Volatility	96.86%	99.5%--105.2%	99.50%--105.2%
Expected term (years)	4.65	3.59—4.25	3.59—4.25
Risk-free rate	1.79%	1.40%	1.40%
Dividends	--	--	--

Assumptions at September 30, 2009 related to warrants by class were as follows:

September 30, 2009	Series B Warrants	Series C-3 Warrants	Series C-4 Warrants	Series C-5 Warrants	Series C-6 Warrants	Series BD Warrants
Adjusted Strike price	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Volatility	93%	92%	92%	89%	89%	89%-93%
Expected term (years)	3.95	4.34	4.36	4.81	5.00	3.95-5.00
Risk-free rate	2.31%	2.31%	2.31%	2.31%	2.31%	2.31%
Dividends	--	--	--	--	--	--

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

Note 8 - Commitment and Contingencies:

Leases

We lease our principal office space under an arrangement that is an operating lease. Rent and associated occupancy expenses for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Occupancy expense	$43,384	$41,760	$129,774	$124,279

Minimum non-cancellable future lease payments as of June 30, 2010, were as follows: 2010 - $44,875.

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

On July 14, 2010 we revealed our newest product the netTALK DUO (“DUO”).

The DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates.  It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required.

We are presently working on other new products and anticipate future deployment over the next year.

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

On July 14, 2010 we revealed our newest creation the netTALK DUO (“DUO”).

The DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates.  It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required.

We are presently working on other new products and anticipate future deployment over the next year.

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

Unlike most VoIP telephone systems, the TK 6000 has a standalone feature allowing it to be plugged directly into a standard internet connection without the need of a computer.

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

On July 14, 2010 we revealed our newest creation the netTALK DUO (“DUO”).
The DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates.  It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required.

The DUO is flexible enough to connect directly to your Internet connection through the router/modem, there is also a convenient option with the DUO to connect to your computer. The sleek design is small enough to fit in the palm of your hand, making it a portable device.

The DUO reduces the wear and tear on your home or office computer and reduces energy costs, resulting in money savings.  The fax-friendly DUO, offers fax (incoming and outgoing), a unique feature not offered by similar digital phone services.

The portability of this small device is also great for international travelers who want to place free nationwide calls to the U.S. and Canada, or who are looking for a low-cost solution for international rates. Calls to other netTALK customers are always free.

We are presently working on other new products and anticipate future deployment the later part of this year and over the next year.

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

Patents – Domestic and International:

Our products are currently under US patent pending as well as International patent pending in over 123 countries.

Results of Operations

Three months ended June 30, 2010 compared to three months ended June  30, 2009

Revenues: Our revenues amounted to $167,820 and $0 for the three months ended June 30, 2010, and 2009, respectively. The increase in revenues relates to establishing our operating architecture and commencing revenue producing activities.

Cost of sales: Our cost of sales amounted to $363,921 and $0 for the three months ended June 30, 2010, and 2009, respectively.  The increase in cost of sales relates to establishing our operating architectural and commencing revenue producing activities.

Gross margin: Our gross margin and new allocations amounted to $(196,101) and $0 for the three months ended June 30, 2010 and 2009, respectively. This is due to allocating additional expenses to technical support and telecommunication expenses.

Advertising:  Our advertising expenses amounted to $59,151 and $0 for the three months ended June 30, 2010 and 2009, respectively.  The breakdown of our advertising expense is as follows:

	June 30,
	2010	2009
Infomercial/production time	$-	$-
Media and others	59,151	-
Total	$59,151	$-

Compensation and Benefits: Our compensation and benefits expense amounted to $98,750 and $92,500 for the three months ended June 30, 2010 and 2009, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.

Professional Fees: Our professional fees amounted to $45,435 and $95,296 for the three months ended June 30, 2010 and 2009, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company,  we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $90,948 and $134,263 for the three months ended June 30, 2010 and 2009, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Decrease of $43,315 relates to assets being fully depreciated over their useful lives. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended June 30, 2010, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

Components of research and development:	June 30,
	2010	2009
Product development and engineering	$52,126	$47,175
Payroll and benefits	39,927	76,568
Total	$92,053	$123,743

General and Administrative Expenses: General and administrative expenses amounted to $120,987 and $112,160 for the three   months ended June  30,2010 and 2009, respectively, and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $43,384 in occupancy costs for the three months ended June 30, 2010 and $43,156 for comparable period ended June 30, 2009.  Our increased costs are associated with our efforts of being a public company.

Our general and administrative expenses are made up of the following accounts:

	June 30,
	2010	2009
Bad debt expense	$2,628	-
Rent and occupancy	43,384	41,760
Insurance	16,803	12,557
Software	638	1,276
Taxes and licenses	18,288	31,831
Telephone	4,739	3,388
Travel	7,488	4,689
Other	27,019	16,659
Total	$120,987	$112,160

Interest Expense: Interest expense amounted to $0 and $160,830 for the three months ended June 30, 2010 and 2009 respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures,  (ii) the related amortization of premiums and discounts (iii) the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method. During first and second quarter of 2009,  we added $2,700,000 of new debentures at interest rate of 12%. This contributed to an increase of interest expense.

In addition, our convertible debentures as of June 30, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, and included the capitalization of $798,773 of accrued interest. The capitalization of accrued interest was to include interest up to December 31, 2010.  Therefore, during quarter ended June 30, 2010 we recorded no interest expense.

Derivative Income : Derivative income (expense) amounted to $7,239,856 and $(73,944) for the three months ended June 30, 2010  and 2009, respectively.  Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.  In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Our convertible debentures as of June 30, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or  equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

The following table summarizes the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Three months ended
	June 30, 2010	June 30, 2009
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	$2,054,100	$--
February 24, 2010 Series A Convertible Preferred Stock	1,248,000	--
Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 6)	1,513,200	--
February 24, 2010 Series D warrants, issued with the exchange (Note 7)	2,118,400	--
Other warrants	306,156	(73,944)
	$7,239,856	$(73,944)

Debt extinguished: Debt extinguished amounted to $0 and $0 for the three months ended June 30, 2010 and 2009, respectively.

Our accounting for the exchange transaction required us to consider whether the exchange resulted in a substantial modification to the original convertible debentures based upon either cash flows or the fair value of the embedded conversion feature, wherein substantial is generally defined as a change greater than 10%. In all instances our calculations indicated that the exchange of convertible debentures resulted in changes that were substantial to either cash flows, the embedded conversion option, or both. As a result, we were required to extinguish the prior debt instruments and reestablish the new convertible debentures, at fair value, with the change reflected in our expenses. The following table reflects the components of our extinguishment calculations on February 24, 2010:

	Convertible Debenture due
	June 30, 2011	July 20, 2011	September 30, 2011	Total
Fair value of new debenture	$7,767,450	$1,490,256	$3,196,102	$12,453,808
Carrying value of old debentures:
Debentures	1,713,124	152,755	267,000	2,132,879
Accrued Interest	546,000	87,166	165,607	798,773
Compound embedded derivative	3,723,200	750,000	1,632,400	6,105,600
Deferred finance costs	(85,372)	(23,933)	(92,122)	(201,427)
	5,896,952	965,988	1,972,885	8,835,825

Extinguishment loss	$1,870,498	$524,268	$1,223,217	$3,617,983

Net income (loss): The net income (loss) amounted to $6,542,015 and $(789,734) for the three months ended June 30, 2010 and 2009, respectively.  The net income (loss) includes derivative income (loss) associated with valuation of debentures and warrants, negative gross margin and increase in travel expenses.

Net income (loss) applicable to common stockholders: The net income (loss) applicable to common stockholders amounted to $6,396,153 and $(789,734) for the three months ended June 30, 2010 and 2009, respectively.  The net income (loss) includes derivative income (expense) associated with valuation of debentures and warrants, negative gross margin and increase in travel expenses.

Income (loss) per common share

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

Results of Operations

Nine months ended June 30, 2010 compared to nine months ended June 30, 2009

Revenues: Our revenues amounted to $597,649 and $0 for the nine months ended June 30, 2010, and 2009, respectively. The increase in revenues relates to establishing our operating architecture and commencing revenue producing activities.

Cost of sales: Our cost of sales amounted to $1,022,704 and $0 for the nine months ended March 31, 2010, and 2009, respectively. The increase in cost of sales relates to establishing our operating architectural and commencing revenue producing activities.

Gross margin: Our gross margin and new allocations amounted to $(425,055) and $0 for the nine months ended June 30, 2010 and 2009, respectively. This is due to allocating additional expenses to technical support and telecommunication expenses.

Advertising:  Our advertising expenses amounted to $223,189 and $2,500 for the nine months ended June 30, 2010 and 2009, respectively. The breakdown of our advertising expense is as follows:

	March 31,
	2010	2009
Infomercial/production time	$18,400	$-
Media and others	204,789	2,500
Total	$223,189	$2,500

Compensation and Benefits: Our compensation and benefits expense amounted to $292,584 and $349,099 for the nine months ended June 30, 2010 and 2009, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.  The decrease in expenses is due to allocation of compensations and benefits to Cost of sales.

Professional Fees: Our professional fees amounted to $187,039 and $231,721 for the nine  months ended June 30, 2010 and 2009, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services.  Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company,  we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $272,156 and $267,822 for the nine months ended June 30, 2010 and 2009, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the nine months ended  June 30, 2010, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

Components of research and development:	June 30,
	2010	2009
Product development and engineering	$77,621	$114,104
Payroll and benefits	138,896	121,636
Total	$216,517	$235,740

General and Administrative Expenses: General and administrative expenses amounted to $374,732 and $256,376 for the nine  months ended June 30, 2010 and 2009, respectively, and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $129,774 in occupancy costs for the nine months ended June 30, 2010 and $124,280 for comparable period ended June 30, 2009.  Our increase costs are associated with our efforts of being a public company.

Our general and administrative expenses are made up of the following items:

	June 30, 2010	June 30, 2009
Rent and occupancy	$129,774	$124,280
Insurance	52,435	17,902
Taxes and licenses	28,329	52,327
Telephone	12,850	10,259
Travel	62,207	9,875
Bad debt expense	12,860	-
Software	5,587	1,861
Other	70,690	39,872
Total	$374,732	$256,376

Interest Expense: Interest expense amounted to $1,184,363 and $326,448 for the nine months ended June 30, 2010 and 2009 respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method. During first and second quarter of 2009, we added $2,700,000 of new debentures at interest rate of 12%.  This contributed to an increase of interest expense.

In addition, our convertible debentures as of June 30, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, and included the capitalization of $798,773 of accrued interest.  The capitalization of accrued interest was to include interest up to December 31, 2010.  Therefore, we recorded additional interest expense in the amount of $378,000.

Derivative Income: Derivative income (expense) amounted to $1,892,559 and $(90,970) for the nine months ended June 30, 2010 and 2009, respectively.  Such amount represents the change in fair value of liability-classified warrants.  Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

The following table summarizes the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Nine months ended
	June 30, 2010	June 30, 2009
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	$5,861,467	$--
Pre-exchange Secured Convertible Debentures (amount through the exchange date of February 24, 2010)	(4,240,000)	--
February 24, 2010 Series A Convertible Preferred Stock	3,432,000	--
Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 6)	3,816,000	--
February 24, 2010 Series D warrants, issued with the exchange (Note 7)	467,760	--
Other warrants	(1,121,868)	(90,970)
Total fair value adjustments	8,215,359	(90,970)
Day-one derivative expense, resulting from the Series A Preferred Stock Financing (Note 6)	(6,322,800)	--
Day-one derivative expense from prior financings	--	--
	$1,892,559	$(90,970)

Debt extinguished: Debt extinguished amount to $3,617,984 and $0 for the nine months ended June 30, 2010 and 2009, respectively.  Such amount is related to the financing agreement executed on February 24, 2010, whereby, we received $5,000,000 additional working capital and our existing debentures were extended and renegotiated.

Our accounting for the exchange transaction required us to consider whether the exchange resulted in a substantial modification to the original convertible debentures based upon either cash flows or the fair value of the embedded conversion feature, wherein substantial is generally defined as a change greater than 10%. In all instances our calculations indicated that the exchange of convertible debentures resulted in changes that were substantial to either cash flows, the embedded conversion option, or both. As a result, we were required to extinguish the prior debt instruments and reestablish the new convertible debentures, at fair value, with the change reflected in our expenses. The following table reflects the components of our extinguishment calculations on February 24, 2010:

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

Net Loss: The net loss amounted to $4,889,494 and $1,569,979 for the nine months ended June 30, 2010 and 2009, respectively. The increase in net loss is due to start up expenses associated with new enterprise and compliance with regulatory requirements under the Exchange Act.  The net loss also includes derivative expense associated with valuation of debentures and warrants, debt extinguished, negative gross margin and increase in travel expenses.

Net Loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $5,110,362 and $1,569,979 for the nine months ended June 30, 2010 and 2009, respectively. The increase in net loss is primarily due to start up expenses associated with new enterprise and compliance with regulatory requirements under the Exchange Act.  The net loss also included derivative expense associated with valuation of debentures and warrants, debt extinguished, negative gross margin and increase in travel expenses.

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

Liquidity and Capital Resources

On February 25, 2010, we filed Form 8 K reporting new security agreement and additional capital in the amount of $5,000,000.

Statement of cash flow data:	Nine months ended June 30,
	2010	2009
Net cash provided (used) in operating activities	$(1,887,153)	$(1,254,095)
Net cash provided (used) in investing activities	(2,033,681)	(34,211)
Net cash provided (used) in financing activities	4,943,700	1,051,150

Net cash provided (used) by operating activities of $(1,887,153) was primarily due to operating expenses.

Net cash provided by investing activities of $(2,033,681) was due to incoming restricted cash in the amount of $2,000,000.

Net cash of $4,943,700 provided from financing activities was due to issuance of preferred stock of $5,000,000.

On June 30, 2010, we had cash on hand of $2,033,564 and restricted cash on hand of $2,026,423.

Our largest operating expenditures currently consist of the following items: $14,500 per month on leasing our corporate office space and network operational center (NOC) and includes our base rent and associated utility expenses and $75,000 per month on payroll. We do not anticipate that our leasing costs will change during the next 12 months.

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

In December 2007, the FASB revised the authoritative guidance for business combinations.  This guidance establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed  and any non – controlling interest in the acquiree.  This guidance changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs and restructuring costs. In addition , under the new guidance, changes in the acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  This guidance was effective for fiscal year beginning on or after December 15, 2008 and requires the immediate expensing of acquisition related costs associated with acquisitions completed after December 31, 2008.  Adoption of this guidance on October 1, 2009 had no impact on our results of operations, and financial position.  However, we expect this guidance will affect acquisitions made thereafter, though the impact will depend upon the size and nature of the acquisition.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls.

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting identified  in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required   to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 16, 2010, we filed Form 8 K reporting the issuance of 3,714,500 shares of our Common Stock.  The shares were issued as part of our 2010 Stock Option Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On July 14, 2010, we issued “Press Release” revealing our new product nettalk “DUO”.

On July 16, 2010, we filed Form 8 K reporting the issuance of 3,714,500 shares of our Common Stock.  The shares were issued as part of our 2010 Stock Option Plan.

Item 6.	Exhibits

Exhibit No.	Description

31.1(1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

31.2(1)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

32.1(1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

32.1(1)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2010.

5.1(2)	Form 8 K as filed on July 16, 2010.

99.1(1)	Press Release – Nettalk debuts nettalk “DUO”.

(1) Filed herewith.
(2) Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: August 13, 2010	By:	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)