Form 10-Q/A
period 2010-03-31
NET TALK.COM, INC.
filed 2010-11-19
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during  the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐       Accelerated Filer  ☐       Non-accelerated filer  ☐       Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

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

NET TALK.COM, INC.

Date: November 19, 2010	By /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2010	By: /s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)