Form 10-K
period 2010-09-30
NET TALK.COM, INC.
filed 2010-12-15
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-53668

NET TALK.COM, INC.
 (Exact name of registrant as specified in its charter)

Florida	20 – 4830633
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 NW 163rd Drive, Miami, FL	33169 – 5816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (305) 621 1200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value per share	OTCBB
Redeemable preferred stock, $0.001 par value per share

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No X

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of September 30, 2010, the last business day of the registrant’s most recently completed fiscal quarter,  was $0.25 .  For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however,  be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 15, 2010
Common stock, $0.001 par value per share	12,429,300 shares
Redeemable preferred stock, $0.001 par value per share	500 shares

Net Talk.com, Inc.

Form 10-K

For the fiscal year ended September 30, 2010

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

Part I

Item 1.  Business

Company and Business

We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the “TK 6000” and the “DUO”, an analog telephone adapter that provides connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”).

Our TK 6000 and DUO and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  Our TK 6000 and DUO provides aUSB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our TK 6000 and DUO are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

History and Overview

We are a Florida corporation, incorporated on May 1, 2006 under the name Discover Screens, Inc. (“Discover Screens”).

Prior to September 10, 2008, we were known as Discover Screens, a company dedicated to providing advertising through interactive, audiovisual, information and advertising portals located in high-traffic indoor venues. Our name and business operations changed in a series of transactions beginning in December of 2007.

On September 10, 2008, we changed our name from Discover Screens, Inc. to Net Talk.com, Inc.

On September 10, 2008, we acquired certain tangible and intangible assets, formerly owned by Interlink Global Corporation (“Interlink”), directly from Interlink’s creditor who had seized the assets pursuant to a Security and Collateral Agreement.

Our Strategy

We continue to improve and enhance the following factors in building and expanding our customer base:

●	Deployment and distribution of our main products TK 6000 and DUO devices.

●
Attractive and innovative value proposition.  We offer our customers an attractive and innovative e value proposition: a portable telephone replacement with multiple and unique features that differentiates our services from the competition.

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

Our Products

At this time, our main products are the TK 6000 and DUO. Our TK 6000 and DUO are designed to provide specifications unique to each customer’s existing equipment. It allows the customer full mobile flexibility by being able to take internet interface anywhere the customer has an internet connection. Our TK 6000and DUO both have the following features:

A Universal Serial Bus (“USB”) connection allowing the interconnection of ourTK 6000 and DUO to any host computer.

In addition to the USB power source option, our TK 6000 and DUO has an external power supply allowing the phone to independently power itself when not connected to a host computer;

Unlike most VoIP telephone systems, our TK 6000 and DUO both have standalone feature allowing them to be plugged directly into a standard internet connection.

Our TK 6000 and DUO are compact, space-efficient products.

Our TK 6000 and DUO both have interface component so that the customer can purchase multiple units that can communicate with each other allowing simultaneous ringing from multiple locations.

Our products are portable and allows our customers to make and receive phone calls with a telephone anywhere  broadband internet connection is available.  We transmit the calls using Voice over Internet Protocol “VOIP” technology, which converts voice signals into digital data transmissions over the internet.

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

Patents – Domestic and International

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

Our primary source of revenue is the sale and distribution of our TK 6000 and DUO products.  We also generate revenue from the sale of accessories to our product and international long distance monthly charges that are billed to our customers.

Advertising

Our goal is to position ourselves as a premier supplier of choice for VoIP services. Our current business strategy is to focus our advertising dollars on our home market in South Florida.  Our advertising will consist of mass marketing campaigns focusing on television infomercials for the South Florida market and other states including cable television channels..

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

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in thirty states, as follows:

Alabama	Idaho	Minnesota	North Carolina	Utah
Arizona	Illinois	Montana	North Dakota	Vermont
Arkansas	Indiana	Nebraska	Ohio	Washington DC
California	Kansas	New Jersey	Oregon	Washington
Florida	Kentucky	New York	South Dakota	West Virginia
Georgia	Massachusetts	New Mexico	Texas	Wisconsin

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

One of our competitor in the domestic market is traditional telephone service providers that are increasingly adding advanced service features to traditional telephone services. Domestic telephone providers have the advantage of having strong name recognition, large research and development budgets and existing service and market networks.

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

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in  thirty states, as follows:

Alabama	Idaho	Minnesota	North Carolina	Utah
Arizona	Illinois	Montana	North Dakota	Vermont
Arkansas	Indiana	Nebraska	Ohio	Washington DC
California	Kansas	New Jersey	Oregon	Washington
Florida	Kentucky	New York	South Dakota	West Virginia
Georgia	Massachusetts	New Mexico	Texas	Wisconsin

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

Employees

We employ 35 full-time and no part-time employees, none of our employees is subject to a collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

We have filed multiple patent applications with the United States Patent and Trademark Office for the technology associated with our products. We also have software under development by our employees, subcontractors and consultants.

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

Patents – Domestic and International

Our products are currently under US patent pending as well as International patent pending in over 123 countries.

Research and Development

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time our main products the TK6000 and DUO are being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing cost and are expensed accordingly.

On July 14, 2010 we revealed our newest product the net TALK DUO (“DUO”).

Our DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates.  It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required.

Our DUO is flexible enough to connect directly to your Internet connection through the router/modem, there is also a convenient option with our DUO to connect to your computer. The sleek design is small enough to fit in the palm of your hand, making it a portable device.

Our DUO reduces the wear and tear on your home or office computer and reduces energy costs, resulting in money savings.  Our fax-friendly DUO, offers fax (incoming and outgoing), a unique feature not offered, to our knowledge, by similar digital phone services.

The portability of this small device is also great for international travelers who want to place free nationwide calls to the U.S. and Canada, or who are looking for a low-cost solution for international rates. Calls to other netTALK customers are always free.

We are presently working on other new products and anticipate future deployment the later part of this year and over the next year.

Item 1 A. Risk factors

This Annual Report on Form 10 K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Annual Report. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

Risks Relating to Our Business:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $6,306,963 and $2,737,817 for the years ended September 30, 2010 and 2009, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

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

Item 2. Properties

Description of properties

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consist of approximately 3,500 square feet. Our lease terminated on August 31, 2010 and we are presently under negotiations with our landlord to renew the lease agreement or purchase the entire facility.  The facility is suitable for our purposes and is expected to accommodate our needs for the foreseeable future.

Interconnection Leasing Agreements

The Company will be entering into lease arrangements to provide interconnection services in multiple states.  “Interconnection services” is defined in the Telecommunications Act of 1996 (the “Telecommunications Act”) as the linking of two telecommunication systems so that users of either system may utilize the system components of the other. Pursuant to the FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with incumbent local exchange carriers to obtain access to facilities. Facilities leasing occurs where one network service provider leases the facilities of another network service provider to provide services to end users. We currently have executed two interconnection leasing agreements and are negotiating an interconnection leasing agreement with other major hosting/bandwidth companies. Our current interconnection leasing agreements are with multiple carriers. The agreements relate to facilities located or to be located in the following states:

Alabama	Idaho	Minnesota	North Carolina	Utah
Arizona	Illinois	Montana	North Dakota	Vermont
Arkansas	Indiana	Nebraska	Ohio	Washington DC
California	Kansas	New Jersey	Oregon	Washington
Florida	Kentucky	New York	South Dakota	West Virginia
Georgia	Massachusetts	New Mexico	Texas	Wisconsin

The agreements will grant us interconnection leasing rights in all thirty five states in which we have obtained                  or are pursuing a CLEC license. If we enter new markets, we expect to establish interconnection agreements with incumbent local exchange carriers on an individual state basis, as the need arises.

Item 3.  Legal Proceedings

On September 29, 2010, Midtown Partners and Co., LLC ("Midtown") filed, in the Circuit Court of Hillsborough County, Florida (Case No. 101981) an action against us alleging an unpaid commission in the amount of $400,000 plus warrants in connection with the sales of securities by us. We believe Midtown's allegations are without merit . We intend to mount a vigorous defense. The matter is in its earliest stage; we have filed our response to the complaint, denying the allegations therein, raising affirmative defenses and making a counterclaim based on Midtown's breach of contract.

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

	Fiscal Year 2010
	High	Low
First Quarter	$1.00	$0.90
Second Quarter	$1.00	$0.33
Third Quarter	$0.89	$0.18
Fourth Quarter (through Nov 30, 2010)	$0.40	$0.10

Holders

As of September 30, 2010, there were 74 registered holders or persons otherwise entitled to hold our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Fidelity Transfer.

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

2010 Stock option plan (Share-based payments employees):

On July 26, 2010, we issued 3,709,500 shares of common stock to our employees as part of our 2010 Stock Option Plan.  The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.03 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

The shares were issued to officers and employees, as follows:	Shares	Expense

Anastasios Kyriakides, CEO and President	1,900,000	$57,000
Kenneth Hosfeld, EVP	400,000	12,000
Guillermo Rodriguez, CFO	400,000	12,000
Leo Manzewitsch, CTO	400,000	12,000
Sub – total (officers)	3,100,000	93,000
all other employees	609,500	18,285
Total	3,709,500	$111,285

Recent Sales of Unregistered Securities

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of     Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected financial data.

As a smaller reporting company, we are not required to include disclosure, pursuant to this item.

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

Background

Prior to September 10, 2008, we were engaged in the development of advertising services and strategies. On September 10, 2008, our management and Board of Directors committed to the discontinuance and disposal of our advertising business. We disposed of this asset to be able to concentrate our efforts exclusively on the deployment of our TK6000 and DUO products.

Liquidity and Capital Resources

We have prepared our financial statements as a going concern.  During the year ended September 30, 2010 and 2009, we generated net losses of $6306,963 and $2,737,817, respectively. We used cash in our operations in the amounts of $2,878,544 during year ended September 30, 2010 and $1,715,260 for the period ended September 30, 2009.

As of September 30, 2010, we had cash on hand of $1,021,684.

Statement of cash flow data:	September 30, 2010	September 30, 2009

Net cash provided (used) in operating activities	$(2,878,544)		$(1,715,260)
Net cash provided (used) in investing activities	$(2,054,170)	$	(73,867)
Net cash provided (used) in financing activities	$4,943,700		$2,453,700

Our largest operating expenditures currently consist of the following items: $18,500 per month on leasing our corporate office space and network operational center (NOC) and includes our base rent and associated utility expenses and $109,200 per month on payroll.

Our current long term business plan contemplates acquiring the ongoing business of related companies, either through asset acquisitions, consolidations or mergers.

Borrowing Arrangements

Secured Convertible Debentures

The carrying values of our 12% secured convertible debentures consist of the following as of September 30, 2010 and 2009:

	2010	2009

$3,146,000 face value convertible debenture, due June 30, 2011	$3,146,000
$587,166 face value convertible debenture, due July 20, 2011	587,166
$1,265,607 face value convertible debenture, due September 30, 2011	1,265,607
$1,000,000 face value convertible debenture, due September 10, 2010	--	$1,006,588
$500,000 face value convertible debenture, due September 10, 2010	--	503,293
$600,000 face value convertible debenture, due January 30, 2011	--	293,726
$500,000 face value convertible debenture, due January 30, 2011	--	271,741
$500,000 face value convertible debenture, due July 20, 2011	--	179,778
$1,100,000 face value convertible debenture, due September 25, 2011	--	391,630
Total	$4,998,773	$2,646,756

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

Results of Operations

Comparison  - fiscal years ended September 30, 2010 and 2009

Revenues: Our operating income amounted to $737,498 for the fiscal year ended September 30, 2010 as compared to $115,571 for comparable period 2009.  The increase in revenues relates to establishing our operating architecture and commencing revenue producing activities.

Cost of sales: Our cost of sales amounted to $1,453,332 for the fiscal year ended September 30, 2010 as compared to $118,563 for comparable period 2009.  The increase in cost of sales relates to establishing our operating architectural and commencing revenue producing activities.

Advertising:  Our advertising expenses amounted to $357,413 for fiscal year ended September 30, 2010 as compared to $444,249 for comparable period 2009.  The breakdown of our advertising expense is as follows:

	September 30,
	2010	2009

Infomercial/production time	$18,400	$350,000
Media and others	339,013	94,249
Total	$357,413	$444,249

Compensation and Benefits: Our compensation and benefits expense amounted to $477,576 for fiscal year ended  September 30, 2010 as compared to $446,807 for the period ended September 30, 2009.  This amount represents normal salaries and wages paid to management members and employees.

Professional Fees: Our professional fees amounted to $255,471 for the fiscal year ended September 30, 2010 as compared to $294,425 for the period ended September 30, 2009. This amount includes normal payments and accruals for legal, accounting and other professional services.

Depreciation and Amortization: Depreciation and amortization amounted to $363,335 for the fiscal year ended September 30, 2010 as compared to $358,244 for the period ended September 30, 2009.  These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the fiscal year ended September 30, 2010, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to   expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time our main products TK6000 and DUO are being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing cost and are expensed accordingly.

Components of Research and development:	September 30, 2010	September 30, 2009

Product development and engineering	$119,933	$201,436
Payroll and benefits	255,264	212,998
Total	$375,197	$414,434

General and Administrative Expenses. General and administrative expenses amounted to $547,074 for the fiscal year ended September 30, 2010 as compared to $383,659 for the period ended September 30, 2009 and consisted of general corporate expenses.

Our general and administrative expenses are made up of the following items:

Items	September 30, 2010	September 30, 2009

Bad debt	$21,707	$1,042
Insurance	73,801	34,605
Software support	26,671	2,818
Loss on disposition of asset	13,105	-
Rent and occupancy	175,876	165,716
Taxes and licenses	17,538	99,903
Telecommunication	19,587	13,660
Travel	85,088	18,277
Other	113,702	47,638
Total	$547,075	$383,659

Interest Expense: Interest expense amounted to $1,058,363 for the fiscal year ended September 30, 2010 as compared to $533,171 for the period ended September 30, 2009. Such amount represented (i) stipulated interest under our aggregate $4,998,773 face value convertible debentures, (ii) the related amortization of premiums and discounts  (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative Income : Derivative income amounted to $1,445,632 for the fiscal year ended September 30, 2010 as compared to $128,646 for the period ended September  30, 2009. Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,998,773 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Debt extinguished:  Debt extinguished amounted to $3,617,983 for the fiscal year ended September 30, 2010 as compared to $0 for the period ended September 30, 2009.  The amount represents loss recognized on the issuance of new  debentures on February 24, 2010.

Net Loss. The net loss amounted to $6,306,963for the fiscal year ended September 30, 2010, as compared to a net loss of $2,737,817 for the period ended September 30, 2009.

Net Loss Per Common Share: Basic loss per common share represents our net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. Applying this method, xxx shares indexed to warrants were excluded from our computation because the effect was anti-dilutive. We computed the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded. Applying this method, 16,800,000 shares indexed to our convertible debentures were excluded from our computation because the effect was anti-dilutive.

Quarterly results of operations

The following table presents our quarterly statement of operations.  We derived the information  from our unaudited financial statements which we believe have been prepared on the same basis as our audited financial statements.  The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

Statement of operation data (unaudited):	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010

Operating revenues:
Product sales	$184,193	$245,636	$167,820	$139,849
Other	-	-	-	-
Operating expenses:
Product cost of sales	332,316	326,467	363,921	429,714
General, administrative and other	396,294	481,391	416,376	718,297
Depreciation and amortization	90,590	90,618	90,948	91,180
(Loss) from operations	(635,007)	(652,840)	(703,425)	(1,099,343)
Net income (loss)	$(2,141,395)	$(9,290,114)	$6,542,015	$(1,416,183
Net loss per common share:
Basic and diluted	$(0.24)	$(0.96)	$0.66	$(.13)
Weighted – average common shares:
Basic and diluted	9,015,553	9,719,800	9,719,800	10,654,797

Contractual obligations

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consist of approximately 2,500 square feet. Our lease terminated on August 31, 2010 and we are presently under negotiations with our landlord to renew the lease agreement for additional term of 2 years.

We lease our principal office space under an operating lease agreement, presently under negotiations.  Rent and associated occupancy expenses for the fiscal year ended September 30, 2010 was $175,876 and for the period ended September 30, 2009 was $165,716.

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consist of approximately 3,500 square feet. Our lease terminated on August 31, 2010 and we are presently under negotiations with our landlord to renew the lease agreement or purchase the entire facility.  The facility is suitable for our purposes and is expected to accommodate our needs for the foreseeable future.

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

Our operating revenues are generated from the sale of customer equipment of our main products, our TK6000 and DUO. We also derive service revenues from per minute fees for international calls. Revenue from the sale of our TK6000 is fully recognized at the time of our customer equipment sale.  Our TK6000 provides for life time service (over the life of the device/equipment).  Our TK6000 is able to operate within our network/platform or over any other network/platform.  There is no need for income allocation between our TK6000 and life time service provided.  The full intrinsic value of the sale is allocated to the device.  Therefore, we recognized 100% of revenue at time of customer equipment sale and do no allocate any income to life time service provided. Shipping and handling is also recognized at time of sale.

On July 14, 2010 we revealed our newest product the net TALK DUO (“DUO”).

Our DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates.  It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required.

Our DUO is flexible enough to connect directly to your Internet connection through the router/modem, there is also a convenient option with our DUO to connect to your computer. The sleek design is small enough to fit in the palm of your hand, making it a portable device.

Our DUO reduces the wear and tear on your home or office computer and reduces energy costs, resulting in money savings. Our fax-friendly DUO, offers fax (incoming and outgoing), a unique feature not offered, to our knowledge, by similar digital phone services.

The portability of this small device is also great for international travelers who want to place free nationwide calls to the U.S. and Canada, or who are looking for a low-cost solution for international rates. Calls to other netTALK customers are always free.

Our DUO provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included on the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our DUO is fully recognized at the time of our customer equipment sale, the one year telephone service is amortized over 12 month cycle.  Subsequent renewals of the annual telephone service is amortized over the corresponding 12 months cycle.

International calls are billed as earned from our customers.  International calls are prepaid and customers account is debited as minutes are used and earned.

Inventory

Inventory consists of the cost of customer equipment and is stated at the lower of cost or market.

At the present time we do not provide for inventory allowance.  As we continue to sell our product we will evaluate the need for such an allowance.

	September 30,
Inventory	2010	2009

Productive material and supplies	$454,231	$43,538
Finished products	114,329	74,174
Total	$568,560	$117,712

During the year ended September 30, 2010 and 2009, in accordance with our lower of cost or market analyses we did not recorded any lower of cost or market adjustments to our finished goods inventories.

Income taxes

We recognized deferred taxes for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using tax rates in effect for the year since the differences are expected to reverse.  We have recorded a valuation allowance on the assumption that we will not have any future  taxable income.

Net operating loss carry-forwards

As of September 30, 2010, we had net operating loss carry-forwards for US federal and state tax purposes expiring at various times from year 2023.

Recent accounting pronouncements

Accounting Changes

Effective on October 1, 2009, we adopted Emerging Issues Task Force Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 amended previous guidance related to the determination of whether equity-linked contracts, such as our convertible debentures, meet the exclusion to bifurcation and derivative classification of the respective embedded conversion feature. Under EITF 07-05, the embedded conversion option was no longer exempt from bifurcation and derivative classification because the conversion option was subject to adjustments that are not allowable under the new standard. We have accounted for the change as a change in accounting principle where the cumulative effect, which amounted to $872,320, as a charge to our opening additional paid in capital on October 1, 2009.

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

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2010:

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control – integrated framework. Based on our assessment, management concluded that as of September 30, 2010, our internal control over financial reporting is not effective based on those criteria.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2010:

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

Changes in Internal Controls.

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.  Other Information

On September 29, 2010, Midtown Partners and Co., LLC ("Midtown") filed, in the Circuit Court of Hillsborough County, Florida (Case No. 101981) an action against us alleging an unpaid commission in the amount of $400,000 plus warrants in connection with the sales of securities by us. We believe Midtown's allegations are without merit . We intend to mount a vigorous defense. The matter is in its earliest stage; we have filed our response to the complaint, denying the allegations therein, raising affirmative defenses and making a counterclaim based on Midtown's breach of contract.

On October, 28, we filed Form 8 K reporting the issuance of Redeemable preferred stock and release of our pledge account balance.

On October 28, 2010, the account balance of our Restricted cash was released to our operating account, increasing our working capital accordingly.

On November 19, we filed Form 10 Q/A reporting amended manufacturing agreement previously filed.

Part III

Item 10. Directors, executive officers and corporate governance

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of September 30, 2010. Their ages, positions, dates of initial election or appointment, and the expiration of their terms are as follows:

Name	Age	Position	Period served

Anastasios Kyriakides	62	Director, Chief Executive Officer, Secretary	Sept. 2008 to present

Kenneth A. Hosfeld	59	Director, Executive Vice President	Sept. 2008 to present

Guillermo Rodriguez	62	Director, Chief Financial Officer	Sept. 2008 to present

Leo Manzewitsch	47	Director, Chief Technical Officer	Sept. 2008 to present

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

Guillermo Rodriguez, Director, Chief Financial Officer. Mr. Rodriguez was appointed to the Company’s board of directors in September 2008. Mr. Rodriguez was a certified public accountant. He earned his Bachelor’s Degree with a major in accounting and business administration from the University of Miami in Coral Gables, Florida. Mr. Rodriguez earned his Masters of Business Administration from Nova Southeastern University in Davie, Florida. He has extensive accounting and financial reporting experience in banking, real estate brokering, property management and the telecommunications industry. Prior to joining the Company in September 2008, Mr. Rodriguez worked for Interlink Global Corporation from 2005 until September 2008 and as controller and financial officer for Land Cellular Corporation from 2003 until 2005. Prior to that, Mr. Rodriguez served as controller and financial officer for Bremer Real Estate, CSW Associates and Consolidated Bank, N.A. Mr. Rodriguez also worked as an auditor and investigator for the Federal Deposit Insurance Corporation (FDIC). Mr. Rodriguez is fluent in Spanish.

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

Code of Ethics

We have adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is attached here to as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 11. Executive compensation

Compensation of our executive officers

The following table contains compensation information for our executive officers for the fiscal years ended September 30, 2010 and September 30, 2009. No other officer received compensation greater than $100,000 for either fiscal year. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of common stock granted by us.

Summary compensation table:					Common		Non-equity	Nonqualified
					Stock		Option	incentive plan	Deferred
Name and position	Year	Salary		Bonus	awards		awards	compensation	compensation	Other	Total

Anastasios Kyriakides,	2010	$178,719	(2)	-	$57,000	(3)	-	-	-	-	$235,719
Director, Chief	2009	$153,208		-	-		-	-	-	-	$153,208
Executive Officer (1)
Kenneth Hosfeld,	2010	$96,000	(8)	-	$12,000	(9)	-	-	-	-	$108,000
Director, Executive	2009	$96,000		-	-		-	-	-	-	$96,000
Vice President (7)
Guillermo Rodriguez,	2010	$81,200	(5)	-	$12,000	(6)	-	-	-	-	$93,200
Director, Chief	2009	$77,000		-	-		-	-	-	-	$77,000
Financial Officer (4)
Leo Manzewitsch,	2010	$96,000	(11)	-	$12,000	(12)	-	-	-	-	$108,000
Director, Chief	2009	$96,000		-	-		-	-	-	-	$96,000
Technical Officer (10)
Nicholas Kyriakides,	2010	$66,000	(14)	-	$12,000	(15)	-	-	-	-	$78,000
Marketing Director(13)	2009	$48,452		-	-		-	-	-	-	$48,452

(1)
Mr. Kyriakides was appointed to serve as our Chief Executive Officer on September 10, 2008.
All amounts reflected in this table are from the date of Mr. Kyriakides appointment to the end of fiscal years.

(2)	Mr. Kyriakides annual salary is $190,000.00.

(3)	The Board of Directors granted Mr. Kyriakides a stock grant of 1,900,000 shares on July 26, 2010. The stock was valued at $0.03 per share including adjustment for ownership restriction.

(4)	Mr. Rodriguez was appointed to serve as Chief Financial Officer on September 30, 2008. All amounts reflected in this table are from the date of Mr. Rodriguez appointment to the end of fiscal years.

(5)	Mr. Rodriguez annual salary is $85,000.00.

(6)	The Board of Directors granted Mr. Rodriguez a stock grant of 400,000 shares on July 26, 2010. The stock was valued at $0.03 per share including adjustment for ownership restriction.

(7)	Mr. Hosfeld was appointed to serve as our Executive Vice President on September 30, 2008. All amounts reflected in this table are from the date of Mr. Hosfeld appointment to the end of fiscal years.

(8)	Mr. Hosfeld annual salary is $96,000.00.

(9)	The Board of Directors granted Mr. Hosfeld a stock grant of 400,000 shares on July 26, 2010. The stock was valued at $0.03 per share including adjustment for ownership restriction.

(10)
Mr. Manzewitsch was appointed to serve as our Chief Technology Officer on September 30, 2008.
All amounts reflected in this table are from the date of Mr. Manzewitsch appointment to the end of fiscal years.

(11)	Mr. Manzewitsch annual salary is $96,000.00.

(12)	The Board of Directors granted Mr. Manzewitsch a stock grant of 400,000 shares on July 26, 2010. The stock was valued at $0.03 per share including adjustment for ownership restriction.

(13)	Mr. Kyriakides was appointed to serve as Marketing Director on September 30, 2008.

(14)	Mr. Kyriakides annual salary is $85,000.00.

(15)	The Board of Directors granted Mr. Kyriakides a stock grant of 400,000 shares on July 26, 2010. The stock was valued at $0.03 per share including adjustment for ownership restriction.

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

2010 Stock option plan (Share-based payments employees):

On July 26, 2010, we issued 3,709,500 shares of common stock to our employees as part of our 2010 Stock Option Plan.  The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.03 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

The shares were issued to officers and employees, as follows:	Shares	Expense

Anastasios Kyriakides, CEO and President	1,900,000	$57,000
Kenneth Hosfeld, EVP	400,000	12,000
Guillermo Rodriguez, CFO	400,000	12,000
Leo Manzewitsch, CTO	400,000	12,000
Sub – total (officers)	3,100,000	93,000
all other employees	609,500	18,285
Total	3,709,500	$111,285

Compensation of Directors

None of the Company’s directors have received any cash or equity remuneration since inception.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 30, 2010 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title	Name of beneficiary	Amount and nature of owner (2)		Percent

Common stock	Anastasios Kyriakides	4,064,400	(3)	5.1%
Common stock	Kenneth A. Hosfeld	1,500,000		1.9%
Common stock	Guillermo Rodriguez	1,500,000		1.9%
Common stock	Leo Manzewitsch’	1,500,000		1.9%

Common stock	Nicholas Kyriakides	1,000,000		1.3%

Executive officers and directors, as a group (5 persons)		9,564,400		12.1%

Common stock	Vicis Capital Master Fund	60,795,092	(4)	76.5%
Total Common stock related parties		70,359,492		88.6%

(1)	Unless otherwise indicated, the address of each shareholder is 1100 NW 163rd Drive, Miami, Florida 33169.

(2)
Beneficial ownership of shares is determined under Rule 13d-3(d)(1) of the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power and the number of shares that can be acquired within sixty (60) days upon exercise of an option or conversion of warrants and debentures. Common stock subject to these convertible securities are deemed to be outstanding for the purpose of computing   the ownership percentage of the person holding such convertible security, but are not deemed to be outstanding  for the purpose of computing the ownership percentage of any other person. Applicable percentage of ownership is based on 79,484,104 of fully diluted shares of Net Talk.com, Inc. common stock being issued and outstanding as of September 30, 2010.

(3)
Includes: (a) 4,010,000 shares of common stock owned by Kyriakides Investments, LLC. and  (b) 54,400 shares of common stock issuable upon exercise of a Series A Common Stock Purchase Warrant,  which may be exercised, at the option of the holder, at an exercise price of $0.25 per share

(4)
Includes:  19,995,092 shares of common stock issuable upon conversion of 12% Senior Secured Convertible   Debentures  held by Vicis Capital Master Fund in the aggregate principal amount of $4,998,773 and it also includes 16,800,000 shares of common stock issuable upon conversion of 12% Redeemable preferred stock. It also includes 12,00,000 shares of common stock issuable upon exercise of a Series D 1 and D 2 Common Stock Purchase Warrant, which may be exercised, at the option of the holder, at an exercise price of $0.50 per share and 12,000,000 shares of common stock issuable upon exercise of a Series D 3 Common Stock Purchase Warrant, which may be exercised, at the option of the holder, at an exercise price of $0.50 per share.  The 12% Senior Secured Convertible Debentures impose a contractual limitation on the holder’s ability to convert such debenture into common stock. This limitation prevents such holder from beneficially owning more than 4.99% of Net Talk.com, Inc.’s common stock.

Item 13. Certain relationships and related transactions, and director independence

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

Item 14.  Principal Accountant Fees and Services

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of  Meeks International, LLC. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Meeks International, LLC. were approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2010 and 2009 were $54,598 and $77,701, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees paid for tax or consulting services for fiscal year ended September 30, 2010 or 2009.

All Other Fees

There were no other fees billed during the last two fiscal years for products and services provided.

Part IV

Item 15. Exhibits, financial statement schedules

Exhibit No.                      Description

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	On October, 28, we filed Form 8 K reporting the issuance of Redeemable preferred stock and release of our pledge account balance.

99.2	On November 19, we filed Form 10 Q/A reporting amended manufacturing agreement previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET TALK.COM, INC.

Date: December 15, 2010	By: /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2010	By: /s/ Guillermo Rodriguez
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

Name	Position	Date

_________________________ Anastasios Kyriakides	Chief Executive Officer (Principal Executive Officer) and Director	December 15, 2010

_________________________ Guillermo Rodriguez	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	December 15, 2010

_________________________ Kenneth Hosfeld	Executive Vice President and Director	December 15, 2010

_________________________ Leo Manzewitsch	Chief Technical Officer and Director	December 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetTalk.com, Inc.
Miami, Florida

We have audited the accompanying balance sheet of NetTalk.com, Inc as of September 30, 2010 and 2009 and the related statement of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetTalk.com, Inc. as of September 30, 2010 and 2009, and the results of their operations, changes in their stockholders’ deficit and their cash flows for the years ended September 30, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Meeks International, LLC.
Tampa, Florida
November 30, 2010

Part I

Item 1. Financial statements

Net Talk.com, Inc.
Balance Sheets

	September 30,	September 30,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$1,021,684	$1,007,366
Restricted cash	2,017,655	3,332
Accounts receivables, net of allowance for bad debts of $22,749 and $13,902	39	37,315
Inventory	568,560	117,712
Prepaid expenses	238,651	5,008
Total current assets	3,846,589	1,170,733

Telecommunication equipment and other property, net	578,618	665,315
Intangible assets, net	366,361	604,987
Deferred financing costs and other assets	23,000	298,266

Total assets	$4,814,568	$2,739,301

Liabilities, redeemable preferred stock and stockholders' deficit:
Accounts payable	$534,725	$264,912
Due to officer	-	56,300
Accrued dividends	93,000	168,774
Accrued expenses	58,515	49,320
Deferred revenue	92,906	-
Current portion of senior secured convertible debentures	4,998,773	1,509,880
Current portion of derivative liabilities	5,905,622	382,200
Total current liabilities	11,683,541	2,431,386

Senior secured convertible debentures	-	1,136,875
Derivative liabilities	-	945,072

Total liabilities	11,683,541	4,513,333

Redeemable preferred stock $.001 par value, 10,000,000 shares
authorized, 300 issued and outstanding	224,968	-

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 shares
authorized, 13,429,300 issued and outstanding,	13,430	9,720
as of September 30, 2010.
Preferred stock to be issued at future date(s)	2,000,000	-
Additional paid in surplus	3,314,488	3,458,825
Accumulated deficit	(12,421,859)	(5,242,577)
Total stockholders' deficit	(7,093,941)	(1,774,032)

Total liabilities, redeemable preferred stock and stockholders' deficit	$4,814,568	$2,739,301

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Year Ended
	September 30,
	2010	2009

Revenues	$737,498	$115,571
Cost of sales	1,453,332	118,563
Gross margin	(715,834)	(2,992)

Advertising	357,413	444,249
Compensation and benefits	477,576	446,807
Professional fees	255,471	294,425
Depreciation and amortization	363,335	358,244
Research and development	375,197	414,434
General and administrative expenses	547,075	383,659
Total operating expenses	2,376,067	2,341,818

Loss from operations	(3,091,901)	(2,344,810)

Other income (expenses):
Interest expense	(1,058,363)	(533,171)
Derivative income	1,445,632	128,646
Debt extinguished	(3,617,983)	-
Interest income	15,652	11,518
	(3,215,062)	(393,007)

Net (loss)	(6,306,963)	(2,737,817)

Reconciliation of net (loss) to (loss) applicable to common stockholders:
Preferred stock dividends in arrears	(93,000)	-
Accretion of preferred stock	-	-

(Loss) applicable to common stockholders	$(6,399,963)	$(2,737,817)

Loss per common shares:
Basic and diluted earnings per common share	$(0.60)	$(0.30)

Weighted average shares:
Basic and diluted	10,654,797	9,015,553

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Year Ended September 30,
	2010	2009

Cash flow from operating activities:

Net income (loss)	$(6,306,963)	$(2,737,817)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	124,709	119,464
Amortization	238,627	238,780
Amortization of finance costs	72,341	72,802
Amortization of debt discount	479,404	170,941
Bad debt expense	21,708	-
Warrant liability	3,650	-
Derivative fair value adjustments	(7,768,432)	(128,646)
Issuance of common stock for services	111,286	250,000
Day one derivative losses	6,322,800	-
Extinguishment	3,617,983	-
Changes in assets and liabilities:
Accounts receivables	25,610	(37,315)
Prepaid expenses and other assets	(233,644)	(5,007)
Inventories	(450,848)	(117,712)
Deferred revenues	82,864
Accounts payables	269,814	251,156
Accrued expenses	510,547	208,094
Net cash (used) in operating activities	(2,878,544)	(1,715,260)
Cash flow used in investing activities:
Restricted cash	(2,017,655)	(3,332)
Acquisition of fixed assets	(38,012)	(35,011)
Patent costs	-	(11,024)
Decrease in deposits	1,497	(24,500)
Net cash (used) in investing activities	(2,054,170)	(73,867)
Cash flow provided from financing activities:
Issuance of Senior Debenture	-	2,397,400
Issuance of preferred stock and warrants	5,000,000	-
Payment on loans from officers	(56,300)	-
Loans from officers	-	56,300
Net cash provided from financing activities	4,943,700	2,453,700
Net increase in cash	10,986	664,573
Cash and equivalents, beginning	1,010,698	342,793
Cash and equivalents, ending	$1,021,684	$1,007,366

Supplemtal disclosures:

Non - cash changes:

Cash paid for interest	$-	$121,000
Cash paid for income taxes	$-	$-
Cash paid for dividends	$125,000	$-

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Additonal paid	Accumulated	Total
	Shares	Amount	Shares	Amount	in surplus	Deficit	Equity

Balance at September 30, 2007	-	-	600,208	$600	$308,125	$(494,853)	$(186,128)

Cancellation of founders shares	-	-	(408)	-	-	-	-

Issuance of common shares:
Officers	-	-	6,000,000	6,000	1,494,000	-	1,500,000
Consulting fees	-	-	2,150,000	2,150	535,350	-	537,500

Net loss - September 30, 2008	-	-	-	-	-	(2,009,907)	(2,009,907)

Balance at September 30, 2008	-	-	8,749,800	8,750	2,337,475	(2,504,760)	(158,535)

Issuance of commons shares:
Consulting fees	-	-	1,000,000	1,000	249,000	-	250,000
Derivative adjustments	-	-	-	-	872,320	-	872,320

Cancellation of founders shares	-	-	(30,000)	(30)	30	-	-

Net loss - September 30, 2009	-	-	-	-	-	(2,737,817)	(2,737,817)

Balance at September 30, 2009	-	-	9,719,800	9,720	3,458,825	(5,242,577)	(1,774,032)

Issuance of commons shares:
2010 Stock option plan			3,709,500	3,710	107,575	-	111,285
Preferred stock future date	4,000	$2,000,000					2,000,000
Issuance of preferred shares:		-			(251,912)	(689,319)	(941,231)
Dividends preferred stock						(183,000)	(183,000)
Net loss - September 30, 2010	-	-	-	-	-	(6,306,963)	(6,306,963)

Balance at September 30, 2010	4,000	$2,000,000	13,429,300	$13,430	$3,314,488	$(12,421,859)	$(7,093,941)

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
Notes to Financial Statements
Year ended September 30, 2010 and 2009

Note 1 – Nature of operations and basis of presentation

Net Talk.com, Inc. (“Nettalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the TK 6000 and the DUO, an analog telephone adapters that provides connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our TK 6000 and DUO and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  Our TK 6000 and DUO provides one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our TK 6000 and DUO are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

Subsequent events

We have evaluated subsequent events that occurred after our fiscal year ended September 30, 2010 through  November 30, 2010.

Note 2 – Summary of Significant Accounting Policies:

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

Our operating revenues are generated from the sale of customer equipment of our main products, our TK6000 and DUO. We also derive service revenues from per minute fees for international calls. Revenue from the sale of our TK6000 is fully recognized at the time of our customer equipment sale.  Our TK6000 provides for life time service (over the life of the device/equipment).  Our TK6000 is able to operate within our network/platform or over any other network/platform.  There is no need for income allocation between our TK6000 and life time service provided.  The full intrinsic value of the sale is allocated to the device.  Therefore, we recognized 100% of revenue at time of customer equipment sale and do no allocate any income to life time service provided. Shipping and handling is also recognized at time of sale.

On July 14, 2010 we revealed our newest product the net TALK DUO (“DUO”).

Our DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates.  It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required.

Our DUO is flexible enough to connect directly to your Internet connection through the router/modem, there is also a convenient option with our DUO to connect to your computer. The sleek design is small enough to fit in the palm of your hand, making it a portable device.

Our DUO reduces the wear and tear on your home or office computer and reduces energy costs, resulting in money savings. Our fax-friendly DUO, offers fax (incoming and outgoing), a unique feature not offered, to our knowledge, by similar digital phone services.

The portability of this small device is also great for international travelers who want to place free nationwide calls to the U.S. and Canada, or who are looking for a low-cost solution for international rates. Calls to other netTALK customers are always free.

Our DUO provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included on the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our DUO is fully recognized at the time of our customer equipment sale, the one year telephone service is amortized over 12 month cycle.  Subsequent renewals of the annual telephone service is amortized over the corresponding 12 months cycle.

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

Inventory

Inventories are recorded at cost or market, whichever is lower.
	September 30,
	2010	2009

Productive material, work in process and supplies	$454,231	$43,538
Finished products	114,329	74,174
Total	$568,560	$117,712

During the year ended September 30, 2010 and 2009, in accordance with our lower of cost or market analyses we did not record lower of cost or market adjustments to our finished goods inventories.

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

Intangible Assets

Our intangible assets were recorded at our acquisition cost, which encompassed estimates of their respective and their relative fair values, as well as estimates of the fair value of consideration that we issued. We amortize our intangible assets using the straight-line method over lives that are predicated on contractual terms or over periods we believe the assets will have utility.

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

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.   At this time our main products the TK6000 and DUO are being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing costs and are expensed accordingly.
	September 30,
Components of Research and development:	2010	2009
Product development and engineering	$119,933	$201,436
Payroll and benefits	255,264	212,998
Total	$375,197	$414,434

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

2010 Stock option plan (Share-based payments employees):

On July 26, 2010, we issued 3,709,500 shares of common stock to our employees as part of our 2010 Stock Option Plan.  The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.03 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.
The shares were issued to officers and employees, as follows:	Shares	Expense

Anastasios Kyriakides, CEO and President	1,900,000	$57,000
Kenneth Hosfeld, EVP	400,000	12,000
Guillermo Rodriguez, CFO	400,000	12,000
Leo Manzewitsch, CTO	400,000	12,000
Sub – total (officers)	3,100,000	93,000
all other employees	609,500	18,285
Total	3,709,500	$111,285

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

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature.                      We also carry convertible debentures and redeemable preferred stock at historical cost. However, the fair values of debt and akin-to-debt financial instruments are estimated for disclosure purposes. As of September 30, 2010, estimated fair values and respective carrying values of our Secured Convertible Debentures and Series A Convertible Preferred Stock are as follows:

Financial Instrument	Note	Fair Value	Carrying Value
$ 3,146,000 12% Secured Convertible Debenture	5	$4,594,095	$3,146,000
$ 587,166 12% Secured Convertible Debenture	5	1,192,013	587,166
$ 1,265,607 12% Secured Convertible Debenture	5	2,577,238	1,265,607
$ 3,000,000 stated value, 12% Series A Convertible Preferred Stock	6	3,084,891	224,968
Total		$11,448,237	$5,223,741

The fair values of the Secured Convertible Debentures and Series A Convertible Preferred Stock were determined based upon their respective discounted cash flow, using observable market rates, plus the fair value of the embedded conversion options. Observable market rates ranged from 7.52% for one-year and 7.85% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. See Note 7 for additional information about derivative financial instruments.

Redeemable Preferred Stock

Redeemable preferred stock (and other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities under Statements of Financial Accounting Standards No. 150 Financial Instruments with Characteristics of Both Liabilities and Equity. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under Statement 133. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 6 for further disclosures about our redeemable preferred stock.

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

Accounting Changes

Effective on October 1, 2009, we adopted Emerging Issues Task Force Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-05”). EITF 07-05 amended previous guidance related to the determination of whether equity-linked contracts, such as our convertible debentures, meet the exclusion to bifurcation and derivative classification of the respective embedded conversion feature. Under EITF 07-05, the embedded conversion option was no longer exempt from bifurcation and derivative classification because the conversion option was subject to adjustments that are not allowable under the new standard. We have accounted for the change as a change in accounting principle where the cumulative effect, which amounted to $872,320, as a charge to our opening additional paid in capital on October 1, 2009.

Note 3 – Telecommunications Equipment and Other Property:
Telecommunications equipment and other property consist of the following:		September 30,
	Life	2010	2009

Telecommunication equipment	7	$674,362	$650,804
Computer equipment	5	107,092	106,577
Office equipment and furnishing	7	23,760	23,760
Purchased software	3	20,655	10,041
Sub – total		825,869	791,182
Less: accumulated depreciation		(247,251)	(125,867)
Total		$578,618	$665,315

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease. Depreciation of the above assets amounted to $124,709 during the fiscal year ended September 30, 2010 and $119,464 during year ended September 30, 2009.

Note 4 - Intangible Assets:
Intangible assets consist of following:	Life	September 30,
		2010	2009
Trademarks	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(485,627)	(247,001)
		$366,361	$604,987

Amortization of the above intangible assets amounted to $238,627 and $238,780 for year ended September 30, 2010 and 2009, respectively.  The weighted average amortization period for the amortizable intangible assets is 3.0 years.

Estimated future amortization of intangible assets for each year ending after September 30, 2010, is as follows:
2011	225,910
2012	70,238
2013	70,213
Total	$366,361

Note 5 – Secured Convertible Debentures

The carrying values of our 12% secured convertible debentures consist of the following as of September 30, 2010 and 2009:

	2010	2009

$3,146,000 face value convertible debenture, due June 30, 2011	$3,146,000
$587,166 face value convertible debenture, due July 20, 2011	587,166
$1,265,607 face value convertible debenture, due September 30, 2011	1,265,607
$1,000,000 face value convertible debenture, due September 10, 2010	--	$1,006,588
$500,000 face value convertible debenture, due September 10, 2010	--	503,293
$600,000 face value convertible debenture, due January 30, 2011	--	293,726
$500,000 face value convertible debenture, due January 30, 2011	--	271,741
$500,000 face value convertible debenture, due July 20, 2011	--	179,778
$1,100,000 face value convertible debenture, due September 25, 2011	--	391,630
Total	$4,998,773	$2,646,756

Our convertible debentures as of September 30, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

Our accounting for the aforementioned exchange transaction required us to consider whether the exchange resulted in a substantial modification to the original convertible debentures based upon either cash flows or the fair value of the embedded conversion feature, wherein substantial is generally defined as a change greater than 10%. In all instances, our calculations indicated that the exchange of convertible debentures resulted in changes that were substantial to either cash flows, the embedded conversion option, or both. As a result, we were required to extinguish the prior debt instruments and reestablish the new convertible debentures at fair value, with the difference reflected in our expenses. The following table reflects the components of our extinguishment calculations on February 24, 2010:

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

The fair values of the Secured Convertible Debentures were determined based upon their respective discounted cash flow, using observable market rates, plus the fair value of the embedded conversion options. Observable market rates on the exchange date ranged from 7.91% for one-year and 8.47% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours. The fair value of our compound embedded derivatives were determined using the Monte Carlo Simulations model. See Note 8. The compound embedded derivatives were adjusted to fair value on the exchange date, immediately before the exchange transaction, which amount is included in our derivative income (expense).

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

Because the two hybrid debt contracts were issued as compensation for the Interlink Asset Group, we concluded that they should be combined for accounting purposes, the accounting resulted in no beneficial conversion feature.

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

Given its redeemable nature, we are required to classify our Preferred Stock outside of stockholders’ equity.  Further, the inception date carrying value is subject to accretion to its ultimate redemption value over the term to redemption, using the effective method. During the period from its issuance to September 30, 2010, we accreted $224,969, which was reflected as a charge to paid-in capital in the absence of accumulated earnings. We also accrued $218,000 during the same period which amount represents the cumulative dividends that we are required to pay whether or not they are declared.

Note 7 – Derivative Financial Instruments

The components of our derivative liabilities consisted of the following at September 30, 2010 and 2009:

	September 30, 2010
Derivative Financial Instrument	Indexed Shares	Fair Value	September 30 2009
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	19,995,092	$2,276,794	$--
February 24, 2010 Series A Convertible Preferred Stock	12,000,000	1,404,000	--
Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 6)	12,000,000	858,000	--
February 24, 2010 Series D warrants, issued with the exchange (Note 7)	16,800,000	1,201,200	--
September 10, 2008 Series B warrants	--	--	382,200
January 30, 2009 Series C warrants	--	--	167,040
February 6, 2009 Series C warrants	--	--	139,400
July 20, 2009 Series C warrants	--	--	146,600
September 25, 2009 Series C warrants	--	--	335,720
Financing warrants issued to brokers	2,160,000	165,628	156,312

Total	62,955,092	$5,905,622	$1,327,272

The following table reflects the activity in our derivative liability balances from October 1, 2009 to September 30, 2010:

	Compound	Warrants	Total
Balances at October 1, 2009	$--	$1,327,272	$1,327,272
Change in accounting	1,865,600	--	1,865,600
Effect of the exchange transaction	1,158,382	--	1,158,382
Issued in the Preferred Stock and Warrant financing Transaction	4,260,000	5,062,800	9,322,800
Unrealized derivative (gains) losses	(3,603,188)	(4,165,244)	(7,768,432)
Balances at September 30, 2010	$3,680,794	$2,224,828	$5,905,622

The following table reflects the activity in our derivative liability balances from October 1, 2008 to September 30, 2009:

	Compound	Warrants	Total
Balances at October 1, 2008	$--	$563,400	$563,400
Issued in the Convertible Debt and Warrant financing transactions	--	635,226	635,226
Unrealized derivative (gains) losses	--	128,646	128,646
Balances at September 30, 2009	$--	$1,327,272	$1,327,272

The following table summarizes the effects on our income (loss) associated with changes in the fair values of our derivative financial instruments:

	Year ended September 30,
	2010	2009

Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible
Debentures	$4,987,188	$--
Pre-exchange Secured Convertible Debentures (amount
through the exchange date of February 24, 2010)	(4,240,000)	--
February 24, 2010 Series A Convertible Preferred
Stock	2,856,000	--
Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued
with the preferred financing (Note 6)	4,204,800	--
February 24, 2010 Series D warrants, issued
with the exchange (Note 7)	1,012,080	--
Other warrants	(1,051,636)	(47,748)
Total fair value adjustments	7,768,432	(47,748)
Day-one derivative expense, resulting from the
Series A Preferred Stock Financing (Note 6)	(6,322,800)	--
Day-one derivative expense from prior financings	--	(80,898)
	$1,445,632	$(128,646)

Fair Value Considerations

We adopted the provisions of ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) with respect to our financial instruments. As required by of ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of September 30, 2010 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The warrants are valued using the Black-Scholes-Merton (“BSM”) valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of September 30, 2010:

September 30, 2010	Series D Warrants	BD Warrants	BD Warrants
Contractual strike price	$0.50	$0.25	$0.50
Adjusted strike price	$0.43	$0.23	$0.43
Volatility	107.90%	111.48%--116.72%	111.48%--116.72%
Term to expiration	4.40	3.33—4.00	3.33—4.00
Risk-free rate	1.27%	0.64%--1.27%	0.64%--1.27%
Dividends	--	--	--

Assumptions at September 30, 2009 related to warrants by class were as follows:

September 30, 2009	Series B Warrants	Series C-3 Warrants	Series C-4 Warrants	Series C-5 Warrants	Series C-6 Warrants	Series BD Warrants
Adjusted Strike price	$0.25	$0.25	$0.25	$0.25	$0.25	$0.25
Volatility	93%	92%	92%	89%	89%	89%-93%
Expected term (years)	3.95	4.34	4.36	4.81	5.00	3.95-5.00
Risk-free rate	2.31%	2.31%	2.31%	2.31%	2.31%	2.31%
Dividends	--	--	--	--	--	--

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

Note 8 – Stockholders’ Deficit:

Share-based payments (employees):

On July 26, 2010, we issued 3,709,500 shares of common stock to our employees as part of our 2010 Stock Option Plan.  The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.03 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.
The shares were issued to officers and employees, as follows:	Shares	Expense

Anastasios Kyriakides, CEO and President	1,900,000	$57,000
Kenneth Hosfeld, EVP	400,000	12,000
Guillermo Rodriguez, CFO	400,000	12,000
Leo Manzewitsch, CTO	400,000	12,000
Sub – total (officers)	3,100,000	93,000
all other employees	609,500	18,285
Total	3,709,500	$111,285

Note 9 – Commitment and Contingencies:

Leases

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consist of approximately 2,500 square feet. Our lease terminated on August 31, 2010 and we are presently under negotiations with our landlord to renew the lease agreement for additional term of 2 years.  This facility is suitable for our purposes and is expected to accommodate our needs for the foreseeable future.

Rent and associated occupancy expenses for year ended September 30, 2010 and 2009 was $175,876 and $165,716, respectively.

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

Note 10 – Related Parties:    NONE

Note 11 – Income taxes:

Our income tax provision (benefit) for the year ended September 30 consisted of the following:

	September 30,
	2010	2009

Current provision	$-	$-
Deferred provision	-	-
Changes in valuation allowance	-	-
	$-	$-

Our effective tax rate differs from statutory tax rates, as follows:	September 30,
	2010	2009

Federal statutory rate	34.0%	34.0%
State rate, net of federal benefit	3.6%	3.6%
Derivative income	4.3%	4.3%
Change in valuation allowance	(41.9%)	(41.9%)
Effective tax rate	0.0%	0.0%

Deferred tax assets and (liabilities) reflects the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of our deferred tax assets are as follows, as of September 30, 2010 and 2009:

	September 30,
	2010	2009
Property and fixed assets	$(62,704)	$(45,284)
Reserves and accruals	8,554	392
Net operating loss carry forwards	2,902,843	1,332,725
	2,848,693	1,287,834
Valuation allowance	(2,848,693)	(1,287,834)
Net deferred taxes, after valuation allowance	$-	$-

Our valuation allowance increased $1,560,860 and $1,076,640 during the year ended September 30, 2010 and 2009, respectively.

Based on our prior earnings and sufficiency of income to be utilized in carry back years and future taxable income,     it is more likely than not that these net deferred tax assets will not be utilized. Therefore, a valuation allowance has been set up to reduce deferred tax assets to zero. As of September 30, 2010, we have net operating loss carry forward amounting to $7,720,329 that are available, subject to limitations, to offset future taxable income through 2025. All prior tax years, subject to limitations, remain subject to examination by Federal and state taxing authorities.

Note 12 – Subsequent Events:

On September 29, 2010, Midtown Partners and Co., LLC ("Midtown") filed, in the Circuit Court of Hillsborough County, Florida (Case No. 101981) an action against us alleging an unpaid commission in the amount of $400,000 plus warrants in connection with the sales of securities by us. We believe Midtown's allegations are without merit . We intend to mount a vigorous defense. The matter is in its earliest stage; we have filed our response to the complaint, denying the allegations therein, raising affirmative defenses and making a counterclaim based on Midtown's breach of contract.

On October, 28, we filed Form 8 K reporting the issuance of Redeemable preferred stock and release of our pledge account balance.

 On November 19, we filed Form 10 Q/A reporting amended manufacturing agreement previously filed.