Form 10-Q
period 2010-12-31
NET TALK.COM, INC.
filed 2011-02-14
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during  the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated Filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

The Registrant had 12,429,300 shares of Common Stock, par value $0.001 per share, outstanding as of February 14, 2011.

Net Talk.com, Inc.

Part I

Item 1.   Financial Statements

Net Talk.com, Inc.
Balance Sheets

	December 31,	September 30,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,438,090	$1,021,684
Restricted cash	420	2,017,655
Accounts receivables, net of allowance for bad debts of $23,739 and $22,749	19,495	39
Inventory	1,205,213	568,560
Prepaid expenses	671	238,651
Total current assets	2,663,889	3,846,589

Telecommunication equipment and other property, net	555,088	578,618
Intangible assets, net	308,643	366,361
Deferred financing costs and other assets	24,500	23,000

Total assets	$3,552,120	$4,814,568

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$570,225	$534,725
Accrued dividends	139,667	93,000
Accrued expenses	31,946	58,515
Deferred revenue	283,300	92,906
Current portion of senior secured convertible debentures	4,998,773	4,998,773
Current portion of derivative liabilities	7,387,398	5,905,622
Total current liabilities	13,411,309	11,683,541

Redeemable preferred stock $.001 par value, 10,000,000 shares
authorized, 300 issued and outstanding	1,368,406	224,968

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 shares
authorized, 12,429,300 issued and outstanding,	12,430	13,430
as of December 31, 2010.
Preferred stock to be issued at future dates	-	2,000,000
Additional paid in capital	2,409,383	3,314,488
Accumulated deficit	(13,649,408)	(12,421,859)
Total stockholders' deficit	(11,227,595)	(7,093,941)

Total liabilities, redeemable preferred stock and stockholders' deficit	$3,552,120	$4,814,568

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Three months ended
	December 31,
	2010	2009

Revenues	$470,374	$184,193
Cost of sales	724,988	332,316
Gross margin	(254,614)	(148,123)

Advertising	109,996	72,930
Compensation and benefits	104,750	102,063
Professional fees	68,094	50,109
Depreciation and amortization	90,033	90,589
Research and development	185,558	46,285
General and administrative expenses	184,282	123,738
Total operating expenses	742,713	485,714

Loss from operations	(997,327)	(633,837)

Other income (expenses):
Interest expense	(126,000)	(326,191)
Derivative expense	(105,776)	(1,183,772)
Interest income	1,554	3,575
	(230,222)	(1,506,388)

Net loss	(1,227,549)	(2,140,225)

Reconciliation of net loss to loss applicable to common stockholders:
Preferred stock dividends in arrears	(139,667)	-

Loss applicable to common stockholders	$(1,367,216)	$(2,140,225)

Loss per common shares:
Basic and diluted earnings per common share	$(0.11)	$(0.24)

Weighted average shares:
Basic and diluted	12,429,300	9,015,553

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Three months ended December 31,
	2010	2009

Cash flow from operating activities:

Net loss	$(1,227,549)	$(2,140,225)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	32,315	30,757
Amortization	57,718	59,833
Amortization of finance costs	-	200,190
Amortization of debt discount	-	(2,621)
Bad debt expense	990	8,193
Derivative fair value adjustments	105,776	1,183,772
Changes in assets and liabilities:
Accounts receivables	(20,444)	(740)
Prepaid expenses and other assets	237,980	3,465
Inventories	(636,653)	(78,449)
Deferred revenues	190,394
Accounts payables	35,501	88,767
Accrued expenses	(116,573)	82,349
Net cash used in operating activities	(1,340,545)	(564,709)
Cash flow used in investing activities:
Restricted cash	(420)	-
Acquisition of fixed assets	(8,785)	(513)
Decrease in deposits	(1,500)	-
Net cash used in investing activities	(10,705)	(513)
Cash flow used in financing activities:
Cancel shares - OMNI	(250,000)	-
Loans from officers	-	(56,300)
Net cash used in financing activities	(250,000)	(56,300)
Net decrease in cash	(1,601,250)	(621,522)
Cash and equivalents, beginning	3,039,340	1,010,699
Cash and equivalents, ending	$1,438,090	$389,177

Supplemtal disclosures:

Non - cash changes:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for dividends	$-	$-

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
Notes to Unaudited Financial Statements

Note 1 – Nature of operations and basis of presentation

Basis of presentation:

The accompanying unaudited condensed financial statements as of and for the three months ended December 31, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three months ended December 31, 2010 and 2009 are not necessarily indicative of the results for the year ending September 30, 2011. The unaudited condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which currently exceed federally insured limits.

Inventory

Inventories are recorded at cost or market, whichever is lower.

	December 31, 2010	September 30, 2010

Productive material, work in process and supplies	$540,835	$454,231
Finished products	664,378	114,329
Total	$1,205,213	$568,560

During the three months ended December 31, 2010, in accordance with our lower of cost or market analyses we did not record lower of cost or market adjustments to our finished goods inventories.

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

	Three months ended
	December 31,
Components of research and development:	2010	2009
Product development and engineering	$90,147	$2,426
Payroll and benefits	95,411	43,859
Total	$185,558	$46,285

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

2010 Stock Option Plan

On November 15, 2009, Net Talk.com, Inc. (the “Company”) adopted the 2010 Stock Option Plan (the "Plan") which is intended  to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 10,000,000 shares of the Company’s common stock.

On July 26, 2010, we issued 3,709,500 shares of common stock to our employees as part of our 2010 Stock Option Plan.  The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.03 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

Financial Instruments

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

Redeemable Preferred Stock

Redeemable preferred stock (and other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities under ASC 480-10, Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under ASC 815; Derivatives and Hedging. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 6 for further disclosures about our redeemable preferred stock.

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

Income Taxes

Our net loss reflects permanent tax differences which are not deductible for tax purposes.  Therefore, our tax net operating loss would be reduced accordingly.  Our major permanent differences for the three months ended December 31, 2010, are as follows:

Permanent differences:	Three months ended December 31,
	2010	2009

Derivative income (loss)	$(105,776)	$(1,183,772)

Recent Accounting Pronoucements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Financial Statements upon adoption.

Note 3 – Telecommunications Equipment and Other Property:

Telecommunications equipment and other property consist of the following:

	Life	December 31, 2010	September 30, 2010

Telecommunication equipment	7	$678,066	$674,362
Computer equipment	5	112,174	107,091
Office equipment and furnishing	7	20,654	23,760
Purchased software	3	23,759	20,655
Sub – total		834,653	825,868
Less: accumulated depreciation		(279,565)	(247,250)
Total		$555,088	$578,618

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease.

Depreciation of the above assets was as follows:

	Three Months Ended
	December 31,
	2010	2009
Depreciation expense	$32,315	$30,757

Note 4 – Intangible Assets:

Intangible assets consist of following:

	Life	December 31, 2010	September 30, 2010

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(543,345)	(485,627)
		$308,643	$366,361

Amortization of the above assets was as follows:

	Three months ended
	December 31,
	2010	2009

Amortization expense	$57,718	$59,833

The weighted average amortization period for the amortizable intangible assets is 2.4 years.

Estimated future amortization of intangible assets is as follows:

December 31,

2011	$176,399
2012	70,238
2013	62,006
Total	$308,643

Note 5 – Secured Convertible Debentures

The carrying values of our 12% secured convertible debentures consist of the following as of December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30 2010

$3,146,000 face value convertible debenture, due June 30, 2011	$3,146,000	$3,146,000
$587,166 face value convertible debenture, due July 20, 2011	587,166	587,166
$1,265,607 face value convertible debenture, due September 25, 2011	1,265,607	1,265,607
Total	$4,998,773	$4,998,773

Our convertible debentures as of December 31, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price.

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

The fair values of the Secured Convertible Debentures were determined based upon their respective discounted cash flow, using observable market rates, plus the fair value of the embedded conversion options. Observable market rates on the exchange date ranged from 7.91% for one-year and 8.47% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours. The fair value of our compound embedded derivatives were determined using the Monte Carlo Simulations model. See Note 8. The compound embedded derivatives were adjusted to fair value on the exchange date, immediately before the exchange transaction, which amount is included in our derivative expense.

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

The principal amount of the debentures was initially payable on September 10, 2010 and the interest is payable quarterly, on a calendar quarter basis. While the debenture is outstanding, the investor has the option to convert the principal balance, and not the interest, into shares of our common stock at a conversion price of $0.25 per common share. The terms of the conversion option provide for anti-dilution protections for traditional restructurings of our equity, such as stock-splits and reorganizations, if any, and for sales of our common stock, or issuances of common-indexed financial instruments, at amounts below the otherwise fixed conversion price. Further, the terms of the convertible debenture provide for certain redemption features. If, in the event of certain defaults on the terms of the debentures, some of which are indexed to equity risks, we are required at the investors option to pay the higher of (i) 110% of the principal balance, plus accrued interest or (ii) the if-converted value of the underlying common stock, using the 110% default amount, plus accrued interest. If this default redemption is not exercised by the investor, we would incur a default interest rate of 18% and the investor would have rights to our assets under the related Security Agreement. We may redeem the convertible debentures at anytime at 110% of the principal amount, plus accrued interest.

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

●
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

●
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

●
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

●
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

On February 24, 2010, we exchanged the convertible debentures for newly issued convertible debentures as discussed in the beginning of this footnote.

Note 6 – Redeemable Preferred Stock

	December 31, 2010	September 30, 2010
Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at December 31, 2010; redemption value
$5,000,000, and 300 shares issued and outstanding at September 30, 2010; redemption value $3,000,000.
Initial carrying value	$624,000	$-
Accumulated accretion	744,406	224,968
Carrying values	$1,368,406	$224,968

On February 24, 2010, we designated 500 shares of our authorized preferred stock as Series A Convertible Preferred Stock; par value $0.001 per share, stated value $10,000 per share (“Preferred Stock”). The Preferred Stock is redeemable for cash on June 30, 2011 at the stated value, plus accrued and unpaid dividends. Dividends accrue, whether or not declared, at a rate of 12% of the stated value. The Preferred Stock is convertible into common stock at the holder’s option at $0.25 based upon the stated value (20,000,000 linked common shares). Such conversion rate is subject to adjustment for traditional reorganizations and recapitalization and in the event that we sell common stock or other equity-linked instruments below the conversion price. Holders of the Preferred Stock are entitled to a preference equal to the stated value, plus accrued and unpaid dividends. While the Preferred Stock is outstanding, holders vote the number of indexed common shares.

We sold 300 shares of Series A Preferred on February 24, 2010, with warrants to purchase 12,000,000 shares of our common stock for proceeds of $3,000,000. We sold 200 shares of Series A Preferred on October 25, 2010, with warrants to purchase 8,000,000 shares of our common stock for proceeds of $2,000,000.

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

The following table reflects the allocation of the purchase price on the financing date:

Allocation:	October 25, 2010	February 24, 2010
Redeemable preferred Stock	$624,000	$--
Warrants	936,000	5,062,800
Compound embedded derivative	440,000	4,260,000
Derivative loss, included in derivative income (expense)	--	(6,322,800)
	$2,000,000	$3,000,000

Warrants issued with the February 24, 2010 financing were valued on the financing date using the Black-Scholes-Merton valuation technique. Significant assumptions were as follows: Market value of underlying, using the trading market of $0.58; expected term, using the contractual term of 5.0 years; market volatility, using a peer group of 90.20%; and, risk free rate, using the yield on zero coupon government instruments of 2.40%. Warrants issued with the October 25, 2010 financing were valued on the financing date and subsequently using Binomial Lattice. Significant assumptions were as follows: Market value of the underlying, using the trading market of $0.26; market volatility, using a peer group ranged from 76.06% to 99.78% with an equivalent volatility of 89.40%; and risk free rate using the yield on zero coupon government instruments ranging from 0.12% to 2.01% with an equivalent rate of 0.66%. The implied expected life of the warrant is 4.7 years.

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

Given its redeemable nature, we are required to classify our Series A Preferred Stock outside of stockholders’ equity. Further, the inception date carrying value is subject to accretion to its ultimate redemption value over the term to redemption, using the effective method. During the period from its issuance to September 30, 2010, we accreted $224,969, which was reflected as a charge to paid-in capital in the absence of accumulated earnings. During the three months ended December 31, 2010, we accreted $519,438. We also accrued $218,000 and $139,667 during the same periods which amount represents the cumulative dividends that we are required to pay whether or not they are declared.

Note 7 – Derivative Financial Instruments

The components of our derivative liabilities consisted of the following at December 31, 2010 and September 30, 2010:

	December 31, 2010
Derivative Financial Instrument	Indexed Shares	Fair Value	September 30, 2010
Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	19,995,092	$2,655,558	$2,276,794
February 24, 2010 Series A Convertible Preferred Stock	12,000,000	1,548,000	1,404,000
October 24, 2010 Series A Convertible Preferred Stock	8,000,000	1,032,000	--
Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 7)	12,000,000	648,000	858,000
February 24, 2010 Series D warrants, issued with the exchange (Note 8)	16,800,000	907,200	1,201,200
October 25, 2010 Series D warrants, issued with the financing (Note 7)	8,000,000	488,000	--
Financing warrants issued to brokers	2,160,000	108,640	165,628
Total	78,955,092	$7,387,398	$5,905,622

The following table reflects the activity in our derivative liability balances from October 1, 2010 to December 31, 2010:

	Compound	Warrants	Total
Balances at October 1, 2010	$3,680,794	$2,224,828	$5,905,622
Issuances	936,000	440,000	1,376,000
Unrealized derivative (gains) losses	618,764	(512,988)	105,776

Balances at December 31, 2010	$5,235,558	$2,151,840	$7,387,398

Effective on December 31, 2010, we changed our method for valuing our derivative warrants from a dilution Black-Scholes Merton Model, adjusted to give effect to the anti-dilution features (the Noreen Wolfson Model) to Binomial Lattice. Binomial Lattice was considered by our management to be more appropriate because it both provides for early exercise scenarios and incorporates the down-round anti-dilution protection possibilities that could arise in early exercise scenarios.

The following table reflects the activity in our derivative liability balances from October 1, 2008 to September 30, 2009:

	Compound	Warrants	Total
Balances at October 1, 2009	$--	$1,327,272	$1,327,272
Unrealized derivative (gains) losses	--	1,183,772	1,183,772

Balances at December 31, 2009	$--	$2,511,044	$2,511,044

Fair Value Considerations

We adopted the provisions of ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) with respect to our financial instruments. As required by of ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We have selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving such types of derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates.

	December 31,	September 30,
	2010	2010
Quoted market price of our common stock	$0.30	$0.25
Contractual conversion rate	$0.25	$0.25
Implied expected term (years)	0.48—0.66	0.59—0.92
Market volatility:
Range of volatilities	103%--163%	134%-160%
Equivalent volatility	129%--145%	145%--152%
Market-risk adjusted interest rate:
Range of rates	12.0%	12.0%
Equivalent market-risk adjusted interest rate	12.0%	12.0%
Credit-risk adjusted yield rate:
Range of rates	7.5%-8.1%	7.52%-8.03%
Equivalent credit-risk adjusted yield rate	7.8%	7.7%
Risk-free rates using yields on zero coupon US Treasury Security rates:
Range of rates	0.29%-1.02%	0.27%-0.64%

The warrants are valued using the Binomial Lattice Valuation technique on December 31, 2010 and Black-Scholes-Merton (“BSM”) valuation methodology on September 30, 2010, adjusted to give effect to the anti-dilution features, because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of December 31, 2010 and September 30, 2010:

December 31, 2010	Series D Warrants	BD Warrants	BD Warrants
Contractual strike price	$0.50	$0.25	$0.50
Adjusted strike price (for anti-dilution)	$0.43	$0.24	$0.43
Term to expiration	4.15	3.07-3.75	3.07-3.75
Implied expected life	4.0	3.0-3.7	3.0-3.7
Volatility range	74%-100%	75%-101%	75%--101%
Effective volatility	90%	91%	91%
Risk-free rate ranges	0.12-2.01	0.12-2.01	0.12-2.01
Effective risk free rates	0.66	0.51-0.66	0.51-0.66

September 30, 2010	Series D Warrants	BD Warrants	BD Warrants
Contractual strike price	$0.50	$0.25	$0.50
Adjusted strike price	$0.43	$0.23	$0.43
Volatility	107.9%	111.5%-116.7%	111.5%-116.7%
Term to expiration	4.40	3.33—4.00	3.33—4.00
Risk-free rate	1.27	0.64-1.27	0.64-1.27

Prior to the quarter ended December 31, 2010, we did not have a historical trading history sufficient to develop an internal volatility rate for use in the Monte Carlo and BSM calculations. As a result, we have used a peer approach wherein the historical trading volatilities of certain companies with similar characteristics as ours and who had a sufficient trading history were used as an estimate of our volatility. In developing this model, no one company was weighted more heavily. Commencing with our calculations on December 31, 2010 we began to weight our trading volatility into the overall volatility calculations based upon the number of days our common stock traded since May 3, 2010 over the number of total days to maturity for each instrument.

Note 8 – Commitment and Contingencies:

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

Rent and associated occupancy expenses for the three months ended December 31, 2010 and 2009 was $54,215 and $43,156, respectively.

Employment arrangements

Form 8 K was filed on January 3, 2011 modifying automatic renewals for three year terms on our employment agreement with our Chief Executive Officer, Mr. Anastasios Kyriakides.

Legal proceedings

Form 8 K was filed on January 28, 2011, as follows: Issuance of 750,000 shares of Nettalk.com, Inc. common stock.  The shares were issued in connection with the settlement of  litigation between the Company and Midtown Partners and Co., LLC  in the Circuit Court of Hillsborough County, Florida (Case No. 101981) .

Said settlement further provides that certain cashless warrants previously issued to Midtown Partners and Co., LLC be modified, reducing from  2,251,800 to 1,102,921 the number of shares of the Company’s common stock to be issued thereunder.

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
●
changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in the sections of this quarterly report, including the section captioned “Plan of Operation”.

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

On September 10, 2008, we changed our name from Discover Screens, Inc. to NetTalk.com, Inc. On September 10, 2008, we entered into a Contribution Agreement with Vicis Capital Master Fund (“Vicis”) by which Vicis contributed certain operating assets to the Company in exchange for (a) a 12% Senior Secured Convertible Debenture in the principal amount of $1,000,000; and (b) a Series B Warrant to purchase 4,000,000 shares of common stock of the Company. Also on September 10, 2008, the Company entered into a Securities Purchase Agreement with Debt Opportunity Fund, LLP (“DOF”) by which DOF purchased (a) a 12% Senior Secured Convertible Debenture in the principal amount of $500,000; and (b) a Series B Warrant to purchase 2,000,000 shares of Common Stock of the Company.

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

Our Products

At this time, our main products are the TK 6000 and DUO. Our TK 6000 and DUO are designed to provide specifications unique to each customer’s existing equipment. It allows the customer full mobile flexibility by being able to take internet interface anywhere the customer has an internet connection. Our TK 6000 and DUO both have the following features:

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

Marketing

We have developed direct sales channels, as represented by web sites and toll free numbers.  Our direct sales channels are supported by highly integrated advertising campaigns across multiple media such as infomercials, television and other media channels.   Our website is www.nettalk.com, our telephone number is (305) 621-1200 and our fax number is (305) 621-1201.

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

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in thirty states, as follows:

Alabama	Idaho	Minnesota	North Carolina	Utah
Arizona	Illinois	Montana	North Dakota	Vermont
Arkansas	Indiana	Nebraska	Ohio	Washington DC
California	Kansa	New Jersey	Oregon	Washington
Florida	Kentucky	New York	South Dakota	West Virginia
Georgia	Massachusetts	New Mexico	Texas	Wisconsin

It is our intent to focus our expansion on the geographic markets in which we have been granted CLEC Licenses. We also intend to expand our market place to reach customers worldwide.

Results of Operations

Three months ended December 31, 2010 compared to three months ended December 31, 2009

Revenues: Our revenues amounted to $470,374 and $184,193 for the three months ended December 31, 2010, and 2009, respectively. The increase in revenues relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.

Cost of sales: Our cost of sales amounted to $724,988 and $332,316 for the three months ended December 31, 2010, and 2009, respectively. The increase in revenues relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.

Gross margin: Our gross margin amounted to $(254,614) and $(148,123) for the three months ended December 31, 2010 and 2009, respectively. The decrease in gross margin is negative due to allocating additional expenses to technical support and telecommunication expenses.

Advertising:  Our advertising expenses amounted to $109,996 and $72,930 for the three months ended December 31, 2010 and 2009, respectively.  The breakdown of our advertising expense is as follows:

	December 31,
	2010	2009
Infomercial/production time	$-	$18,500
Media and others	109,996	54,430
Total	$109,996	$72,930

Compensation and Benefits: Our compensation and benefits expense amounted to $104,750 and $102,063 for the three months ended December 31, 2010 and 2009, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.

Professional Fees: Our professional fees amounted to $68,094 and $50,109 for the three months ended December 31, 2010 and 2009, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $90,033 and $90,589 for the three months ended December 31, 2010 and 2009, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended December 31, 2010, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

Components of research and development:	December 31,
	2010	2009
Product development and engineering	$90,147	$2,426
Payroll and benefits	95,411	43,859
Total	$185,558	$46,285

General and Administrative Expenses: General and administrative expenses amounted to $184,282 and $123,738 for the three   months ended December 31, 2010 and 2009, respectively, and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $54,215 in occupancy costs for the three months ended December 31, 2010 and $43,156 for comparable period ended December 31, 2009.  Our increased costs are associated with our efforts of being a public company.

Our general and administrative expenses are made up of the following accounts:

	December 31,
	2010	2009
Bad debt expense	$990	$8,193
Rent and occupancy	54,215	43,156
Insurance	20,380	18,588
Software	11,225	-
Taxes and licenses	-	4,398
Telephone	5,596	2,890
Travel	52,150	28,539
Other	39,726	17,974
Total	$184,282	$123,738

Interest Expense: Interest expense amounted to $126,000 and $326,191 for the three months ended December 31, 2010 and 2009 respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

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

Derivative expense : Derivative expense amounted to $105,776 and $1,183,772 for the three months ended December 31, 2010 and 2009, respectively.  Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.  In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Our convertible debentures as of December 31, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

Debt extinguished: Debt extinguished amounted to $0 and $0 for the three months ended December 31, 2010 and 2009, respectively.

Net loss: The net loss amounted to $1,227,549 and $2,140,225 for the three months ended December 31, 2010 and 2009, respectively.  The net loss includes derivative expense associated with valuation of debentures and warrants, negative gross margin and increase in travel expenses.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $1,367,216 and $2,140,225 for the three months ended December 31, 2010 and 2009, respectively.  The net loss includes derivative expense associated with valuation of debentures and warrants, negative gross margin and increase in travel expenses.

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

Liquidity and Capital Resources

On October 28, 2010, we filed Form 8 K reporting additional funding in the amount of $2,000,000.

Statement of cash flow data:	December 31, 2010	December 31,2009
Net cash provided (used) in operating activities	$(1,340,545)	$(564,709)
Net cash provided (used) in investing activities	(10,705)	(513)
Net cash provided (used) in financing activities	(250,000)	(56,300)

Net cash used by operating activities of $1,340,545 was primarily due to operating expenses.

Net cash used in investing activities of $10,705 was due to purchase of equipment.

Net cash of $250,000 used in financing activities was due to issuance of preferred stock of $2,000,000 net of cancellation of preferred stock to be issued at future date.

On December 31, 2010, we had cash on hand of $1,438,090 and restricted cash on hand of $420.

Our largest operating expenditures currently consist of the following items: $17,500 per month on leasing our corporate office space and network operational center (NOC) and includes our base rent and associated utility expenses and $120,000 per month on payroll. We do not anticipate that our leasing costs will change during the next 12 months.

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

Recent Accounting Pronoucements

Effective January 1, 2010, the Company adopted the provisions in ASU 2009-17, “Consolidation (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The adoption of the provisions in ASU 2009-17 did not have an impact on the Company’s financial statements.

Effective January 1, 2010, the Company adopted ASU 2010-01, “Equity (ASC Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allow them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and ASC Topic 260. The adoption of the provisions in ASU 2010-01 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. The adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s Financial Statements upon adoption.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required   to provide the information under this item.

Item 4 – Controls and Procedures

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls.

During the three months ended December 31, 2010 , there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II         OTHER INFORMATION

Item 1.     Legal Proceedings

Form 8-K was filed on January 28, 2011, as follows: Issuance of 750,000 shares of Nettalk.com, Inc. common stock.  The shares were issued in connection with the settlement of litigation between the Company and Midtown Partners and Co., LLC in the Circuit Court of Hillsborough County, Florida (Case No. 101981) .

Said settlement further provides that certain cashless warrants previously issued to Midtown Partners and Co., LLC be modified, reducing from  2,251,800 to 1,102,921 the number of shares of the Company’s common stock to be issued thereunder.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required   to provide the information under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 28, 2010, we filed Form 8 K reporting additional funding in the amount of $2,000,000.

Form 8 K was filed on January 28, 2011, as follows: Issuance of 750,000 shares of Nettalk.com, Inc. common stock.  The shares were issued in connection with the settlement of litigation between the Company and Midtown Partners and Co., LLC in the Circuit Court of Hillsborough County, Florida (Case No. 101981) .

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

Employment arrangements

Form 8 K was filed on January 3, 2011 modifying automatic renewals for three year terms on our employment agreement with our Chief Executive Officer, Mr. Anastasios Kyriakides.

Item 6.     Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, dated January 31, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated January 31, 2011.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated January 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: February 14, 2011	By:	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)