Form 10-Q
period 2011-03-31
NET TALK.COM, INC.
filed 2011-05-16
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

The Registrant had 13,179,300 shares of Common Stock, par value $0.001 per share, outstanding as of May 16, 2011.

Net Talk.com, Inc

INDEX

		Page No.

Part I	Financial Information

Item 1	Financial Statements

	Balance Sheets at March 31, 2011 (Unaudited) and September 30, 2010	3

	Statement of Operations for the Three and Six Months Ended
	March 31, 2011and 2010 (Unaudited)	4

	Statement of Cash Flows for the Six Months Ended March 31, 2011 and
	2010 (Unaudited)	5

	Notes to Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Conditions and
	Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risks	32

Item 4	Controls and Procedures	32

Part II	Other Information

Item 1	Legal Proceedings	33

Item 1A	Risk Factors	33

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3	Defaults Upon Senior Securities	33

Item 4	Submission of Matters to a Vote of Security Holders	33

Item 5	Other information	33

Item 6	Exhibits	34

Signatures		34

Part I

Item 1.   Financial statements

Net Talk.com, Inc.
Balance Sheets

	March 31,	September 30,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,869,136	$1,021,684
Restricted cash	74,094	2,017,655
Accounts receivables, net of allowance for bad debts of $0 and $22,749	108,489	39
Inventory	1,856,917	568,560
Prepaid expenses	467	238,651
Total current assets	3,909,103	3,846,589

Telecommunication equipment and other property, net	560,247	578,618
Intangible assets, net	250,925	366,361
Deferred financing costs and other assets	22,000	23,000

Total assets	$4,742,275	$4,814,568

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$946,877	$534,725
Accrued dividends	-	93,000
Accrued expenses	92,328	58,515
Deferred revenue	364,464	92,906
Notes payables - Demand notes	2,500,000	-
Current portion of senior secured convertible debentures	4,998,773	4,998,773
Current portion of derivative liabilities	29,373,649	5,905,622
Total current liabilities	38,276,091	11,683,541

Redeemable preferred stock $.001 par value, 10,000,000 shares authorized, 300 issued and outstanding	2,557,314	224,968

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 shares authorized, 13,179,300 issued and outstanding, as of March 31, 2011.	13,179	13,430
Preferred stock to be issued at future dates	-	2,000,000
Additional paid in capital	1,711,424	3,314,488
Accumulated deficit	(37,815,733)	(12,421,859)
Total stockholders' deficit	(36,091,130)	(7,093,941)

Total liabilities, redeemable preferred stock and stockholders' deficit	$4,742,275	$4,814,568

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenues	$611,779	$245,636	$1,082,153	$429,829
Cost of sales	972,577	326,467	1,697,565	658,783
Gross margin	(360,798)	(80,831)	(615,412)	(228,954)

Advertising	373,701	91,108	483,697	164,038
Compensation and benefits	104,917	91,771	209,667	193,834
Professional fees	77,642	91,495	145,736	141,604
Depreciation and amortization	90,914	90,618	180,947	181,208
Research and development	149,119	78,179	334,677	124,464
General and administrative expenses	232,686	128,838	416,217	253,490
Total operating expenses	1,028,979	572,009	1,770,941	1,058,638

Loss from operations	(1,389,777)	(652,840)	(2,386,353)	(1,287,592)

Other income (expenses):
Interest expense	(149,964)	(858,172)	(275,964)	(1,184,363)
Derivative expense	(22,260,451)	(4,163,525)	(22,366,227)	(5,347,297)
Debt extinguished	-	(3,617,983)	-	(3,617,983)
Settlement expense	(367,500)	-	(367,500)	-
Interest income	615	2,406	2,170	5,981
	(22,777,300)	(8,637,274)	(23,007,521)	(10,143,662)

Net loss	(24,167,077)	(9,290,114)	(25,393,874)	(11,431,254)

Reconciliation of net loss to loss applicable to common stockholders:
Accretion of preferred stock		(40,006)		(40,006)
Preferred stock dividends in arrears	-	(35,000)	-	(35,000)

Loss applicable to common stockholders	$(24,167,077)	$(9,365,120)	$(25,393,874)	$(11,506,260)

Loss per common shares:
Basic and diluted earnings per common share	$(1.83)	$(0.96)	$(1.93)	$(1.18)

Weighted average shares:
Basic and diluted	13,179,300	9,719,800	13,179,300	9,719,800

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Six months ended March 31,
	2011	2010

Cash flow from operating activities:

Net loss	$(25,393,874)	$(11,431,254)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	65,511	61,542
Amortization	115,436	119,666
Amortization of finance costs	-	72,341
Amortization of debt discount	-	479,404
Bad debt expense	(22,749)	10,232
Warrant liabilities	1	2,538
Derivative fair value adjustments	22,079,560	5,347,297
Debt extinguished	-	3,617,983
Changes in assets and liabilities:
Accounts receivables	(85,701)	(11,992)
Prepaid expenses and other assets	238,184	4,267
Inventories	(1,288,357)	(21,447)
Deferred revenues	271,558	-
Accounts payables	412,153	169,227
Accrued expenses	(59,192)	617,929
Net cash (used) in operating activities	(3,667,470)	(962,267)
Cash flow used in investing activities:
Restricted cash	(74,094)	(2,021,206)
Acquisition of fixed assets	(47,140)	(6,544)
Decrease in deposits	1,000	10,497
Net cash (used) in investing activities	(120,234)	(2,017,253)
Cash flow used in financing activities:
Notes payables - Demand notes	2,500,000	-
Issuance of preferred stock and warrants	-	5,000,000
Issuance of common stock (net)	117,500
Loans from officers	-	(27,775)
Net cash provided by financing activities	2,617,500	4,972,225
Net (decrease) increase ein cash	(1,170,204)	1,992,705
Cash and equivalents, beginning	3,039,340	1,010,698
Cash and equivalents, ending	$1,869,136	$3,003,403

Supplemtal disclosures:

Non - cash changes:

Cash paid for interest	$149,953	$-
Cash paid for income taxes	$-	$-
Cash paid for dividends	$289,667	$-

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
Notes to Unaudited Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Basis of presentation:

The accompanying unaudited condensed financial statements as of and for the three and six months ended March 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three and six months ended March 31, 2011 and 2010 are not necessarily indicative of the results for the year ending September 30, 2011.
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

Note 2 - Summary of Significant Accounting Policies

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

Inventory

Inventories are recorded at cost or market, whichever is lower.
	March 31, 2011	September 30, 2010

Productive material, work in process and supplies	$1,465,975	$454,231
Finished products	390,942	114,329
Total	$1,856,917	$568,560

During the six months ended March 31, 2011, in accordance with our lower of cost or market analyses we did not record lower of cost or market adjustments to our finished goods inventories.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Components of research and development:
Product development and engineering	$31,325	$21,924	$118,860	$25,495
Payroll and benefits	117,794	56,255	215,817	98,969
Total	$149,119	$78,179	$334,677	$124,464

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

We are planning to issue more shares under our 2010 Stock Option Plan in the near future.

2013 Stock Option Plan

We are working on our 2013 Stock Option Plan which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan.

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

Our net loss reflects permanent tax differences which are not deductible for tax purposes.  Therefore, our tax net operating loss would be reduced accordingly.  Our major permanent differences for the three and six months ended March 31, 2011, are as follows:

Permanent differences:	Three months		Six months
	2011	2010	2011	2010
Derivative expense	$22,260,451	$4,163,525	$22,366,227	$5,347,297
Debt extinguished	0	3,617,983	0	3,617,983
Total	$22,260,451	$7,781,508	$22,366,227	$8,965,280

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

Note 3 - Telecommunications Equipment and Other Property

Telecommunications equipment and other property consist of the following:

	Life	March 31, 2011	September 30, 2010

Telecommunication equipment	7	$706,900	$674,362
Computer equipment	5	113,775	107,092
Office equipment and furnishing	7	28,574	23,760
Purchased software	3	23,759	20,655
Sub – total		873,008	825,869
Less: accumulated depreciation		(312,761)	(247,251)
Total		$560,247	$578,618

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease.

Depreciation of the above assets was as follows:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Depreciation expense	$33,196	$30,785	$65,511	$61,542

Note 4 - Intangible Assets:

Intangible assets consist of following:
	Life	March 31, 2011	September 30, 2010

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(601,063)	(485,627)
		$250,925	$366,361

Amortization of the above assets was as follows:	Three months ended		Six Month Ended
	March 31,		March 31,
	2011	2010	2011	2010

Amortization expense	$57,718	$59,833	$115,436	$119,666

The weighted average amortization period for the amortizable intangible assets is 2.4 years.

Estimated future amortization of intangible assets is as follows:

March 31,

2011	$118,681
2012	70,238
2013	62,006
Total	$250,925

Note 5 - Secured Convertible Debentures

The carrying values of our 12% secured convertible debentures consist of the following as of March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30 2010

$3,146,000 face value convertible debenture, due June 30, 2011	$3,146,000	$3,146,000
$587,166 face value convertible debenture, due July 20, 2011	587,161	587,161
$1,265,607 face value convertible debenture, due September 25, 2011	1,265,607	1,265,607
Total	$4,998,768	$4,998,768

Our convertible debentures as of March 31, 2011 and September 30, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

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

The following table reflects the components of our extinguishment calculation on February 24, 2010:

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

The fair values of the Secured Convertible Debentures were determined based upon their respective discounted cash flow, using observable market rates, plus the fair value of the embedded conversion options. Observable market rates on the exchange date ranged from 7.91% for one-year and 8.47% for two years and were derived from publicly available surveys of corporate bond curves for issuers with similar risk characteristics as ours. The fair value of our compound embedded derivatives were determined using the Monte Carlo Simulations model. See Note 7. The compound embedded derivatives were adjusted to fair value on the exchange date, immediately before the exchange transaction, which amount is included in our derivative expense.

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

Our accounting for the original debenture financings was as follows:

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

Accounting for the Financing Arrangements

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

Since, as discussed above, the embedded conversion options did not require treatment as derivative financial instruments; however, we were required to evaluate the feature as embodying a beneficial conversion feature under ASC 470-20, Debt with Conversion and Other Options. A beneficial conversion feature (“BCF”) is present when the fair value of the underlying common share exceeds the effective conversion price of the conversion option. The effective conversion price is calculated as the basis in the financing arrangement allocated to the hybrid convertible debt agreement, divided by the number of shares into which the instrument is indexed.  Because the two hybrid debt contracts dated September 10, 2008 were issued as compensation for the Interlink Asset Group, we concluded that they should be combined for accounting purposes and the accounting resulted in no beneficial conversion feature. The financings issued in 2009 were found to have a BCF which gives effect to the (i) the trading market price on the contract dates and (ii) the effective conversion price of each issuance after allocation of proceeds to all financial instruments sold based upon their relative fair values. Notwithstanding, the BCF was limited to the value ascribed to the remaining hybrid contract (using the relative fair value approach). Accordingly, the BCF allocated to paid-in capital from the 2009 financings amounted to $872,320 for the year ended September 30, 2009.

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

On February 24, 2010, we exchanged the convertible debentures for newly issued convertible debentures as discussed in the beginning of this footnote.

Note 6 – Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of March 31, 2011 and September 30, 2010:

	March 31, 2011	September 30, 2010
Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at March 31, 2011; redemption value $5,000,000, and 300 shares issued and outstanding at September 30, 2010; redemption value $3,000,000.

Initial carrying value	$624,000	$—
Accumulated accretion	1,933,314	224,968
Carrying values	$2,557,314	$224,968

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

The following table reflects the allocation of the purchase price on the financing date:

Allocation:	October 25, 2010	February 24, 2010
Redeemable preferred Stock	$624,000	$—
Warrants	936,000	5,062,800
Compound embedded derivative	440,000	4,260,000
Derivative loss, included in derivative income (expense)	—	(6,322,800)
	$2,000,000	$3,000,000

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

Given its redeemable nature, we are required to classify our Series A Preferred Stock outside of stockholders’ equity. Further, the inception date carrying value is subject to accretion to its ultimate redemption value over the term to redemption, using the effective method. During the period from its issuance to September 30, 2010, we accreted $224,969, which was reflected as a charge to paid-in capital in the absence of accumulated earnings. During the six months ended March 31, 2011, we accreted $1,708,346. We also accrued $286,667 and $136,667 during the same periods which amount represents the cumulative dividends that we are required to pay whether or not they are declared. All dividends have been paid as of March 31, 2011.

Note 7 – Derivative Financial Instruments

The components of our derivative liabilities consisted of the following at March 31, 2011 and September 30, 2010:

	March 31, 2011
Derivative Financial Instrument	Indexed Shares	Fair Value	September 30 2010

Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	19,995,092	$11,312,049	$2,276,794
February 24, 2010 Series A Convertible Preferred Stock	12,000,000	6,780,000	1,404,000
October 24, 2010 Series A Convertible Preferred Stock	8,000,000	4,520,000	—

Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 7)	12,000,000	2,064,000	858,000
February 24, 2010 Series D warrants, issued with the exchange (Note 8)	16,800,000	2,889,600	1,201,200
October 25, 2010 Series D warrants, issued with the financing (Note 7)	8,000,000	1,808,000	—
Financing warrants issued to brokers	2,160,000	—	165,628
Total	78,955,092	$29,373,649	$5,905,622

On January 11, 2011, certain warrants previously issued to brokers and that were linked to 2,160,000 shares of our common stock were modified to remove provisions that could result in adjustments to the exercise prices if we sold common shares or common share linked contracts at a per share price that was less than the exercise price of these warrants. As a result of this modification, these warrants no longer require liability classification and measurement at fair value. On the modification date we adjusted these warrants to their fair values with a charge to income and reclassified the balance, amounting to $274,200 to paid-in capital.

The following table reflects the activity in our derivative liability balances from October 1, 2009 to March 31, 2011:

	Compound	Warrants	Total
Balances at October 1, 2010	$3,680,794	$2,224,828	$5,905,622
Issuances	936,000	440,000	1,376,000
Conversion and redemption	—	—	—
Unrealized derivative (gains) losses	618,764	(512,988)	105,776
Balances at December 31, 2010	5,235,558	2,151,840	7,387,398
Issuances	—	—	—
Conversion and redemption	—	—	—
Reclassifications	—	(274,200)	(274,200)
Unrealized derivative (gains) losses	17,376,491	4,883,960	22,260,451
Balances at March 31, 2011	$22,612,049	$6,761,600	$29,373,649

Effective on January 1, 2011, we changed our method for valuing our derivative warrants from a Black-Scholes Merton Model, adjusted to give effect to the anti-dilution features (the Noreen Wolfson Model) to Binomial Lattice. Binomial Lattice was considered by our management to be more appropriate because it both provides for early exercise scenarios and incorporates the down-round anti-dilution protection possibilities that could arise in early exercise scenarios.

The following table reflects the activity in our derivative liability balances from October 1, 2008 to March 31, 2010:

	Compound	Warrants	Total
Balances at October 1, 2009	$—	$1,327,272	$1,327,272
Accounting change	1,865,600	—	1,865,600
Effect of exchange transaction	1,158,382	—	1,158,382
Issuances	4,260,000	5,062,800	9,322,800
Conversion and redemption	—	—	—
Unrealized derivative (gains) losses	(1,751,367)	775,864	(975,503)
Balances at March 31, 2010	$5,532,615	$7,165,936	$12,698,551

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

	March 31,	September 30,	March 31,
	2011	2010	2010
Quoted market price of our common stock	$0.80	$0.25	$0.34
Contractual conversion rate	$0.25	$0.25	$0.25
Implied expected term (years)	0.10—0.15	0.59—0.92	1.10—1.30
Market volatility:
Range of volatilities	9%—49%	134%-160%	109%-127%
Equivalent volatility	31%—34%	145%—152%	115%-118%
Market-risk adjusted interest rate:
Range of rates	12.0%	12.0%	9.9%-12.0%
Equivalent market-risk adjusted interest rate	12.0%	12.0%	11.1%-12.0%
Credit-risk adjusted yield rate:
Range of rates	7.3%-8.0%	7.5%-8.0%	7.9%-8.9%
Equivalent credit-risk adjusted yield rate	7.6%	7.7%	8.3%
Risk-free rates using yields on zero coupon US Treasury Security rates:
Range of rates	0.30%-1.29%	0.27%-0.64%	0.41%-1.60%

The warrants are valued using the Binomial Lattice Valuation technique on March 31, 2011 and Black-Scholes-Merton (“BSM”) valuation methodology on September 30, 2010 and March 31, 2010, adjusted to give effect to the anti-dilution features, because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of March 31, 2011 and September 30, 2010:

	Series D Warrants	BD Warrants	BD Warrants
March 31, 2011 (Assumptions for BD Warrants are January 11, 2011)
Contractual strike price	$0.50	$0.25	$0.50
Adjusted strike price (for anti-dilution)	$0.46	$0.24	$0.43
Term to expiration	4.2-4.9	3.1-3.7	3.1-3.7
Implied expected life	3.9-4.6	3.0-3.7	3.0-3.7
Volatility range	74%-100%	75%-101%	75%—101%
Effective volatility	82%-85%	91%	91%
Risk-free rate ranges	0.09-2.24	0.12-2.01	0.12-2.01
Effective risk free rates	0.81-0.94	0.51-0.66	0.51-0.66

	Series D Warrants	BD Warrants	BD Warrants
September 30, 2010
Contractual strike price	$0.50	$0.25	$0.50
Adjusted strike price	$0.43	$0.23	$0.43
Volatility	107.9%	111.5%-116.7%	111.5%-116.7%
Term to expiration	4.40	3.33—4.00	3.33—4.00
Risk-free rate	1.27	0.64-1.27	0.64-1.27
Dividends	—	—	—

Note 8 - Commitment and Contingencies

Leases

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our lease terminated on August 31, 2010 and we are presently under negotiations with our landlord to renew the lease agreement for additional term of 2 years.  This facility is suitable for our purposes and is expected to accommodate our needs for the foreseeable future.
	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Occupancy expense	$66,779	$43,234	$120,995	$86,390

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

Subsequent event

On May 5, 2011 we filed Form 8 K, as follows:

On May 3, 2011 Vicis Capital Master Fund completed its commitment to loan to the Company $4,000,000 represented by a series of promissory notes ($1,000,000 funded January 2011, $1,500,000 funded March 2011 and $1,500,000 funded May, 2011) bearing interest at the rate of 5% per annum, principal and interest payable upon demand. Vicis is the holder of the Company's Senior Secured Debentures and Series A Preferred Stock.

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

We continue to improve and enhance the following factors in building and expanding our customer base:

•	Deployment and distribution of our products TK 6000 and DUO devices.

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

Our products are portable and allows our customers to make and receive phone calls with a telephone anywhere  broadband internet connection is available without the need of a computer.  We transmit the calls using Voice over Internet Protocol “VOIP” technology, which converts voice signals into digital data transmissions over the internet.

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

Services provided or to be provided

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

Federal CALEA

On August 5, 2005, the Federal Communications Commission (the “FCC”) released an Order extending the obligations of the Communication Assistance for Law Enforcement Act (“CALEA”) to interconnected VoIP providers. Under CALEA, telecommunication carriers must assist law enforcement in executing electronic surveillance, which includes the capability of providing call content and call-identifying information to a local enforcement agency, or LEA, pursuant to a court order of other lawful authorization.

The FCC required all interconnected VoIP providers to become fully CALEA compliant by May 14, 2007.  To date, we have complied with all lawful CALEA requests.

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

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in thirty two states, as follows:

Alabama	Idaho	Massachusetts	New York	South Dakota	West Virginia
Arkansas	Illinois	Missouri	North Carolina	Texas	Wisconsin
California	Indiana	Montana	North Dakota	Utah
Connecticut	Iowa	Nebraska	Ohio	Vermont
Florida	Kansas	New Jersey	Oregon	Washington D.C.
Georgia	Kentucky	New Mexico	Pennsylvania	Washington

It is our intent to focus our expansion on the geographic markets in which we have been granted CLEC Licenses. We also intend to expand our market place to reach customers worldwide.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenues: Our revenues amounted to $611,779 and $245,636 for the three months ended March 31, 2011, and 2010, respectively. The increase in revenues relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.

Cost of sales: Our cost of sales amounted to $972,577 and $326,467 for the three months ended March 31, 2011, and 2010, respectively. The increase in revenues relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.

Gross margin: Our gross margin amounted to $(360,798) and $(80,831) for the three months ended March 31, 2011 and 2010, respectively. The decrease in gross margin is negative due to allocating additional expenses to technical support and telecommunication expenses.

Advertising:  Our advertising expenses amounted to $373,701and $91,108for the three months ended March 31, 2011 and 2010, respectively.  The breakdown of our advertising expense is as follows:

	March 31,
	2011	2010

Infomercial/production time	$-	$-
Media and others	373,701	91,108
Total	$373,701	$91,108

Compensation and Benefits: Our compensation and benefits expense amounted to $104,917 and $91,771 for the three months ended March  31, 2011 and 2010, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.

Professional Fees: Our professional fees amounted to $77,642 and $91,495 for the three months ended March  31, 2011 and 2010, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $90,914 and $90,618 for the three months ended March 31, 2011 and 2010, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended March 31, 2011, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs:  We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time our main product TK6000 is being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing cost and are expensed accordingly.

	Three months ended
	March 31,
Components of research and development:	2010	2011
Product development and engineering	$31,325	$21,924
Payroll and benefits	117,794	56,255
Total	$149,119	$78,179

General and Administrative Expenses: General and administrative expenses amounted to $232,686 and $128,838 for the three months ended March 31, 2011 and 2010, respectively, and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $66,779 in occupancy costs for the three months ended March 31, 2011 and $43,234 for comparable period ended March 31, 2010.  Our increased costs are associated with our efforts of being a public company.

Our general and administrative expenses are made up of the following accounts:

	March 31,
	2011	2010

Bad debt expense	$(582)	$2,039
Rent and occupancy	66,779	43,234
Insurance	25,190	17,044
Software	13,260	3,992
Taxes and licenses	17,482	5,643
Telephone	5,548	5,221
Travel	36,813	26,180
Other	68,196	25,485
Total	$232,686	$128,838

Interest Expense: Interest expense amounted to $149,964 and $858,172 for the three months ended March 31, 2011 and 2010 respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

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

Derivative expense : Derivative expense amounted to $22,260,451and $4,163,525 for the three months ended March 31, 2011 and 2010, respectively.  Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.  In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Our convertible debentures as of March 31, 2011 and September 30, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

Debt extinguished: Debt extinguished amounted to $0 and $3,617,983 for the three months ended March 31, 2011 and 2010, respectively.

The following table reflects the components of our extinguishment calculation on February 24, 2010:
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

Net loss: The net loss amounted to $24,167,077and $9,290,114 for the three months ended March 31, 2011 and 2010, respectively.  The net loss includes derivative expense associated with valuation of debentures and warrants, negative gross margin and increase in travel expenses.

Net loss excluding derivative valuation:  Net loss excluding derivative valuation expenses amounted to $1,906,626 and $1,508,606 for the three months ended March 31, 2011 and 2010.  Derivative valuation expenses are “paper loss” and are not normal recurring operating expenses.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $24,167,077 and $9,365,120 for the three months ended March 31, 2011 and 2010, respectively.  The net loss includes derivative valuation expenses associated with valuation of debentures and warrants, negative gross margin and increase in travel expenses.

Loss Per Common Share:  Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

Results of Operations

Six months ended March 31, 2011 compared to six months ended March 31, 2010

Revenues: Our revenues amounted to $1,082,153 and $429,829 for the six months ended March 31, 2011, and 2010, respectively. The increase in revenues relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.

Cost of sales: Our cost of sales amounted to $1,697,565 and $658,783 for the six months ended March 31, 2011, and 2010, respectively. The increase in revenues relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.

Gross margin: Our gross margin amounted to $(615,412) and $(228,954) for the six months ended March 31, 2011 and 2010, respectively. The decrease in gross margin is negative due to allocating additional expenses to technical support and telecommunication expenses.

Advertising:  Our advertising expenses amounted to $483,697 and $164,038for the six months ended March 31, 2011 and 2010, respectively.  The breakdown of our advertising expense is as follows:

	March 31,
	2011	2010

Infomercial/production time	$-	$18,400
Media and others	483,697	145,638
Total	$483,697	$164,038

Compensation and Benefits: Our compensation and benefits expense amounted to $209,667 and $193,834 for the six months ended March 31, 2011 and 2010, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.

Professional Fees: Our professional fees amounted to $145,736 and $141,604 for the six months ended March 31, 2011 and 2010, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $180,947 and $181,208 for the six months ended March 31, 2011 and 2010, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the six months ended March 31, 2011, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs:  We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time our main product TK6000 is being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing cost and are expensed accordingly.

Components of research and development:	March 31,
	2011	2010
Product development and engineering	$118,860	$25,495
Payroll and benefits	215,817	98,969
Total	$334,677	$124,464

General and Administrative Expenses: General and administrative expenses amounted to $416,217 and $253,490 for the six months ended March 31, 2011 and 2010, respectively, and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $120,995 in occupancy costs for the six months ended March 31, 2011 and $86,390 for comparable period ended March 31, 2010.  Our increased costs are associated with our efforts of being a public company.

Our general and administrative expenses are made up of the following accounts:

	March 31,
	2011	2010

Bad debt expense	$408	$10,232
Rent and occupancy	120,994	86,390
Insurance	45,570	35,632
Software	24,485	4,949
Taxes and licenses	17,482	10,041
Telephone	11,144	8,111
Travel	88,963	54,719
Other	107,171	43,416
Total	$416,217	$253,490

Interest Expense: Interest expense amounted to $275,964 and $1,184,363 for the six months ended March 31, 2011 and 2010 respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

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

Derivative expense : Derivative expense amounted to $22,366,227and $5,347,297 for the six months ended March 31, 2011 and 2010, respectively.  Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.  In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Our convertible debentures as of March 31, 2011 and September 30, 2010 were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

Debt extinguished: Debt extinguished amounted to $0 and $3,617,983 for the six months ended March 31, 2011 and 2010, respectively.

The following table reflects the components of our extinguishment calculation on February 24, 2010:
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

 Net loss: The net loss amounted to $25,393,874 and $11,431,254 for the six months ended March 31, 2011 and 2010, respectively.  The net loss includes derivative expense associated with valuation of debentures and warrants, negative gross margin and increase in travel expenses.

Net loss excluding derivative valuation:  Net loss excluding derivative valuation expenses amounted to $3,027,647 and $2,465,974 for the six months ended March 31, 2011 and 2010.  Derivative valuation expenses are “paper loss” and are not normal recurring operating expenses.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $25,393,874 and $11,506,260 for the six months ended March  31, 2011 and 2010, respectively.  The net loss includes derivative valuation expenses associated with valuation of debentures and warrants, negative gross margin and increase in travel expenses.

Loss Per Common Share:  Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

Liquidity and Capital Resources

On May 5, 2011 we filed Form 8 K, as follows:

On May 3, 2011 Vicis Capital Master Fund completed its commitment to loan to the Company $4,000,000 represented by a series of promissory notes ($1,000,000 funded January 2011, $1,500,000 funded March 2011 and $1,500,000 funded May, 2011) bearing interest at the rate of 5% per annum, principal and interest payable upon demand. Vicis is the holder of the Company's Senior Secured Debentures and Series A Preferred Stock.

Statement of cash flow data:	March 31 , 2011	March 31,2010
Net cash provided (used) in operating activities	$(3,667,470)	$(962,267)
Net cash provided (used) in investing activities	(120,234)	(2,017,253)
Net cash provided (used) in financing activities	2,617,500	4,972,225

Net cash used by operating activities of $3,667,470 was primarily due to operating expenses including increase in marketing expenses.

Net cash used in investing activities of $120,234 was due to purchase of equipment.

Net cash of $2,617,500 used in financing activities was due to proceeds from Notes payable – Demand notes in the amount of $2,500,000.

On March 31, 2011, we had cash on hand of $1,869,136 and restricted cash on hand of $74,094.

Our largest operating expenditures currently consist of the following items: $27,500 per month on leasing our corporate office space and network operational center (NOC) and includes our base rent and associated utility expenses and $150,000 per month on payroll. We do not anticipate that our leasing costs will change during the next 12 months.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2011:

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

Changes in Internal Controls.

During the three months ended March  31, 2011 , there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

On May 5, 2011 we filed Form 8 K, as follows:On May 3, 2011 Vicis Capital Master Fund completed its commitment to loan to the Company $4,000,000 represented by a series of promissory notes ($1,000,000 funded January 2011, $1,500,000 funded March 2011 and $1,500,000 funded May, 2011) bearing interest at the rate of 5% per annum, principal and interest payable upon demand. Vicis is the holder of the Company's Senior Secured Debentures and Series A Preferred Stock.

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

We are planning to issue more shares under our 2010 Stock Option Plan in the near future.

2013 Stock Option Plan

We are working on our 2013 Stock Option Plan which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan.

Item 6.	Exhibit

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2011.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2011.

99.1	Form 8 K was filed on May 5, 2011 – previously submitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: May 16, 2011	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)