Form 10-Q
period 2011-06-30
NET TALK.COM, INC.
filed 2011-08-15
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The Registrant had 37,064,892 shares of Common Stock, par value $0.001 per share, outstanding as of August 15, 2011.

Net Talk.com, Inc

INDEX

		Page No.
Part I	Financial Information

Item 1	Financial Statements

	Balance Sheets at June 30, 2011 (Unaudited) and September 30, 2010	3

	Statements of Operations for the Three and Nine Months Ended June 30, 2011and 2010 (Unaudited)	4

	Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010 (Unaudited)	5

	Notes to Financial Statements	6 - 21

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	22 - 32

Item 3	Quantitative and Qualitative Disclosures About Market Risks	33

Item 4	Controls and Procedures	33

Part II	Other Information

Item 1	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3	Defaults Upon Senior Securities	34

Item 4	Submission of Matters to a Vote of Security Holders	34

Item 5	Other information	34

Item 6	Exhibits	35

Signatures		36-40

Part I

Item 1.   Financial statements

Net Talk.com, Inc.
Balance Sheets

	June 30,	September 30,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,477,444	$1,021,684
Restricted cash	110,361	2,017,655
Accounts receivables, net of allowance for bad debts of $0 and $22,749	197,102	39
Inventory	2,057,110	568,560
Prepaid expenses	2,069	238,651
Total current assets	4,844,086	3,846,589

Telecommunication equipment and other property, net	529,860	578,618
Intangible assets, net	193,207	366,361
Deferred financing costs and other assets	127,000	23,000

Total assets	$5,694,153	$4,814,568

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$1,198,775	$534,725
Accrued dividends	150,000	93,000
Accrued expenses	94,712	58,515
Deferred revenue	490,139	92,906
Loan from related party	-
Current portion of senior secured convertible debentures	-	4,998,773
Current portion of derivative liabilities	-	5,905,622
Total current liabilities	1,933,626	11,683,541

Senior debenture	2,313,778	-
Total liabilites	4,247,404	11,683,541

Redeemable preferred stock $.001 par value, 10,000,000 shares authorized, 300 issued and outstanding	13,246,619	224,968

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 shares authorized, 37,064,892 issued and outstanding, as of June 30, 2011.	37,065	13,430
Preferred stock to be issued at future dates	-	2,000,000
Additional paid in capital	23,940,901	3,314,488
Accumulated deficit	(35,777,836)	(12,421,859)
Total stockholders' deficit	(11,799,870)	(7,093,941)

Total liabilities, redeemable preferred stock and stockholders' deficit	$5,694,153	$4,814,568

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$589,257	$167,820	$1,671,410	$597,649
Cost of sales	631,007	224,613	1,730,545	651,972
Gross margin	(41,750)	(56,793)	(59,135)	(54,323)

Advertising and marketing	612,046	59,151	1,127,767	223,189
Compensation and benefits	325,796	193,685	868,790	494,685
Professional fees	83,469	45,435	229,205	187,039
Depreciation and amortization	91,792	90,948	272,739	272,156
Research and development	220,133	92,053	554,810	216,517
General and administrative expenses	514,689	165,360	1,231,713	543,363
Total operating expenses	1,847,925	646,632	4,285,024	1,936,949

Loss from operations	(1,889,675)	(703,425)	(4,344,159)	(1,991,272)
	-		-
Other income (expenses):
Interest expense	(266,130)	-	(542,094)	(1,184,363)
Derivative income (expense)	5,086,209	7,239,856	(17,280,018)	1,892,559
Debt extinguished	(824,922)	-	(1,192,422)	(3,617,983)
Interest income	1,299	5,584	3,468	11,565
Total other income (expense)	3,996,456	7,245,440	(19,011,066)	(2,898,222)
	-
Net income (loss)	2,106,781	6,542,015	(23,355,225)	(4,889,494)
			-
Reconciliation of net income (loss) applicable to common stockholders:
Accretion of preferred stock	(2,442,686)	(91,000)	(4,287,698)	(126,000)
Preferred stock dividends	(150,000)	(54,862)	(436,667)	(94,868)

Income (loss) applicable to common stockholders	$(485,905)	$6,396,153	$(28,079,590)	$(5,110,362)

Income (loss) per common shares:
Basic earnings per common share	$(0.01)	$0.66	$(0.76)	$(0.53)
Diluted earnings per common share	$(0.01)	$0.22	$(0.76)	$(0.53)

Weighted average shares:
Basic	37,064,892	9,719,800	37,064,892	9,719,800
Diluted	37,064,892	29,714,892	37,064,892	9,719,800

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Nine months ended June 30,
	2011	2010

Cash flow from operating activities:

Net loss	$(23,355,225)	$(4,889,494)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	99,584	92,657
Amortization	173,154	179,499
Amortization of finance costs	-	72,341
Amortization of debt discount	-	479,404
Bad debt expense	-	12,860
Warrant liabilities	-	3,570
Derivative fair value adjustments	17,280,018	(1,892,559)
Debt extinguished and inducement expense	1,192,422	3,617,983
Stock compensation	29,176	-
Cancellation of shares for services	(271,286)	-
Changes in assets and liabilities:
Accounts receivables	(197,063)	3,494
Prepaid expenses and other assets	236,582	3,927
Inventories	(1,488,550)	(188,707)
Deferred revenues	397,233	-
Accounts payables	664,051	25,193
Accrued expenses	33,196	592,679
Net cash (used) in operating activities	(5,206,708)	(1,887,153)
Cash flow used in investing activities:
Restricted cash	(1,907,294)	(2,026,423)
Acquisition of fixed assets	(50,826)	(12,755)
Decrease in deposits	(104,000)	5,497
Net cash (used) in investing activities	(1,752,468)	(2,033,681)
Cash flow used in financing activities:
Senior debenture	5,000,000	-
Issuance of preferred stock and warrants	-	5,000,000
Cash paid for dividends on preferred stock	(90,000)	-
Loans from officers	-	(56,300)
Net cash provided by financing activities	4,910,000	4,943,700
Net (decrease) increase ein cash	1,455,760	1,022,866
Cash and equivalents, beginning	1,021,684	1,010,698
Cash and equivalents, ending	$2,477,444	$2,033,564

Supplemtal disclosures:

Cash paid for interest	$149,953	$-
Cash paid for income taxes	$-	$-
Cash paid for dividends	$90,000	$-

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
Notes to Unaudited Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Basis of presentation:

The accompanying unaudited condensed financial statements as of and for the three and nine  months ended June  30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three and nine months ended June 30, 2011 and 2010 are not necessarily indicative of the results for the year ending September 30, 2011.

The unaudited condensed financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, filed with the Securities and Exchange Commission.

Nature of operations:

Net Talk.com, Inc. (“NetTalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the TK 6000 and the DUO, analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our TK 6000 and DUO and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  Our TK 6000 and DUO provides one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our TK 6000 and DUO are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

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

Risk and Uncertainties

Our future results of operations and financial condition will be impacted by the following factors, among others: dependence on the worldwide telecommunication markets characterized by intense competition and rapidly changing technology, on third-party manufacturers and subcontractors, on third-party distributors in certain markets and on the successful development and marketing of new products in new and existing markets. Generally, we are unable to predict the future status of these areas of risk and uncertainty.

Revenue Recognition

Operating revenue consists of customer equipment sales of our main product, the NetTalk DUO, telecommunication service revenues and shipping and handling revenues.

Our operating revenues are generated from the sale of customer equipment of our main products, our DUO and TK6000. We also derive service revenues from per minute fees for international calls. Revenue from the sale of our TK6000 is fully recognized at the time of our customer equipment sale.  Our TK6000 provides for life time service (over the life of the device/equipment). Our TK6000 is able to operate within our network/platform or over any other network/platform.  There is no need for income allocation between our TK6000 and life time service provided.  The full intrinsic value of the sale is allocated to the device.  Therefore, we recognized 100% of revenue at time of customer equipment sale and do no allocate any income to life time service provided. Shipping and handling is also recognized at time of sale.

On July 14, 2010 we revealed our newest product the net TALK DUO (“DUO”).  Our DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates. It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required. The DUO is flexible enough to connect directly to your internet connection through the router/modem; there is also a convenient option with our DUO to connect to your computer. The sleek design is small enough to fit in the palm of your hand, making it a portable device.

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

Our DUO provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included on the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our DUO is fully recognized at the time of our customer equipment sale and the one year telephone service is amortized over a 12 month cycle.  Subsequent renewals of the annual telephone service are amortized over the corresponding 12 months cycle.

International calls are billed as earned from our customers.  International calls are prepaid and the customers account is debited as minutes are used and earned.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which currently exceed federally insured limits.

Inventory

Inventories are recorded at cost or market, whichever is lower.
	June 30, 2011	September 30, 2010

Productive material, work in process and supplies	$1,705,533	$454,231
Finished products	351,577	114,329
Total	$2,057,110	$568,560

During the nine months ended June 30, 2011, in accordance with our lower of cost or market analyses we did not record lower of cost or market adjustments to our finished goods inventories.

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

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.   At this time our main products, the DUO and TK6000 are being sold in the market place. Therefore, research and development cost reported in our financial statements relates to  pre – marketing costs and are expensed accordingly.

	Three months ended		Nine months ended
	June 30,		June 30,
Components of research and development:	2011	2010	2011	2010
Product development and engineering	$90,648	$52,126	$222,779	$77,621
Payroll and benefits	129,485	39,927	332.031	138,896
Total	$220,133	$92,053	$554,810	$216,517

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

2010 Stock Option Plan

On November 15, 2009, NetTalk adopted the 2010 Stock Option Plan (the "Plan") which is intended  to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 10,000,000 shares of the Company’s common stock.

On July 26, 2010, we issued 3,709,500 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.03 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

On May 23 2011, we issued 3,890,000 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.01 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

2011 Stock Option Plan

On June 15, 2011, NetTalk adopted the 2011 Stock Option Plan (the "Plan") which is intended  to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 20,000,000 shares of the Company’s common stock.

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

Redeemable Preferred Stock

Redeemable preferred stock (and other redeemable financial instrument we may enter into) is initially evaluated for possible classification as liabilities under ASC 480 Distinguishing Liabilities from Equity. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under ASC 815. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 6 for further disclosures about our redeemable preferred stock.

Income (loss per common share)

Basic income (loss) per common share represents our income (loss) applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share gives effect to all potentially dilutive securities. We compute the effects on diluted income (loss) per common share arising from warrants and options using the treasury stock method. We compute the effects on diluted income (loss) per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

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

Our net loss reflects permanent tax differences which are not deductible for tax purposes.  Therefore, our tax net operating loss would be reduced accordingly.  Our major permanent differences for the three and nine  months ended June  30, 2011, are as follows:

Permanent differences:	Three months		Nine months
	2011	2010	2011	2010
Derivative income (expense)	$5,086,209	$7,239,856	$(17,280,018)	$1,892,559
Debt extinguished	(824,922)	-	(1,192,422)	(3,617,983)
Total income (expense)	$4,261,287	$7,239,856	$(18,472,440)	$(1,725,424)

Note 3 - Telecommunications Equipment and Other Property

Telecommunications equipment and other property consist of the following:

	Life	June 30, 2011	September 30, 2010

Telecommunication equipment	7	$706,900	$674,362
Computer equipment	5	116,121	107,092
Office equipment and furnishing	7	29,914	23,760
Purchased software	3	23,759	20,655
Sub – total		876,694	825,869
Less: accumulated depreciation		(346,834)	(247,251)
Total		$529,860	$578,618

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease.

Depreciation of the above assets was as follows:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Depreciation expense	$34,074	$31,115	$99,584	$92,657

Note 4 - Intangible Assets:

Intangible assets consist of following:
	Life	June 30, 2011	September 30, 2010

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(658,781)	(485,627)
		$193,207	$366,361

Amortization of the above assets was as follows:	Three months ended		Nine Month Ended
	June 31,		June 31,
	2011	2010	2011	2010

Amortization expense	$57,718	$59,833	$173,155	$179,499

The weighted average amortization period for the amortizable intangible assets is 2.4 years.

Estimated future amortization of intangible assets is as follows:

June 30,

2011	$60,963
2012	70,238
2013	62,006
Total	$193,207

Note 5 – Long-term debt

The carrying values our long-term debt consisted of the following as of June 30, 2011 and September 30, 2010:

	June 30 2011	September 30 2010

$5,266,130 face value 12% debenture, due July 1, 2013	$2,313,778	$—
$3,146,000 face value 12% convertible debenture, due June 30, 2011	—	3,146,000
$587,166 face value 12% convertible debenture, due July 20, 2011	—	587,166
$1,265,607 face value 12% convertible debenture, due September 25, 2011	—	1,265,607
Total	$2,313,778	$4,998,773

Issuance of Non-Convertible Debentures:

On June 30, 2011, we issued face value $5,266,130, 12% debentures, due July 1, 2013 and warrants to purchase 21,064,520 shares of our common stock for $0.50 per share, which expire five years from the issuance date, for $2,500,000 cash, settlement of $2,500,000 in bridge financing and settlement of $266,130 in accrued interest on the former convertible debentures. See discussion on the conversion of the convertible debentures, below. The cash and advance settlement were accounted for as financing transactions. The settlement of the accrued interest was accounted for as an extinguishment of debt.

The debentures were allocated $5,000,000 face value and $266,130 to the financing and extinguishment, respectively. Applying that same relationship, we allocated 20,000,000 and 1,064,520 warrants to the financing and extinguishment, respectively.

We allocated the gross proceeds from the financing transaction to the debentures and the warrants based upon their relative fair values, as reflected in the following table:

	Fair Values	Relative Fair Values
$5,000,000 face value of debentures	$5,340,195	$2,029,536
Warrants to purchase 20,000,000 shares of common stock	7,816,000	2,970,464
	$13,156,195	$5,000,000

The fair value of the debentures was computed based upon the present value of all future cash flows, using a credit risk adjusted discount rate of $7.75%. This discount rate was developed based upon bond curves of companies with similar high risk credit ratings plus a 0.50% risk free rate based upon yields for zero coupon government securities with maturities consistent with those of the debentures. The fair value of the warrants was determined using the Noreen Wolfson dilution adjustment model for the Black Scholes Merton valuation technique. The volatility and risk free rate used in the calculation were 113.8% and 1.70%, respectively.

For purposes of the extinguished instrument, we recorded the allocated face value of the debentures and the allocated number of warrants at their fair values. The difference between these amounts and the carrying value of the settled obligation was recorded as an extinguishment loss in our income, as follows:

Extinguishment Calculation
$266,130 face value of debentures	$284,237
Warrants to purchase 1,064,520 shares of common stock	416,014
700,251
Carrying value of settled obligation	(266,130)
Extinguishment loss	$434,121

The fair value of the debentures and the warrants were determined in the same manner as those allocated to the financing and as described above.

The total carrying value of the debentures arising from the financing and the extinguishment transactions amounted to $2,313,774. This discounted balance is subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Amortization will commence on July 1, 2011.

Conversion of Convertible Debentures:

On June 30, 2011, the holders of our secured convertible debentures converted the debentures for an aggregate of 19,995,092 shares of common stock, which was in accordance with the contractual conversion price. On the date of the conversion, the compound embedded derivatives associated with the secured convertible debentures were adjusted to fair value resulting in a credit to derivative income in the amount of $2,514,209. Following the derivative adjustment, the adjusted carrying value of the compound embedded derivative ($8,797,840) and carrying value of the secured convertible notes ($4,998,773) were combined in the amount of $13,796,613 and reclassified to stockholders equity to give effect to the issuance of the common shares.

Further, on the June 30, 2011 conversion date we issued the holders of the secured convertible debentures warrants to purchase 1,000,000 shares of our common stock as conversion inducement consideration. These warrants have a five year term and a strike price of $0.50 per common share. The warrants meet all conditions for equity classification. The fair value of the warrants, determined using the Noreen Wolfson dilution adjustment model for the Black Scholes Merton valuation technique, amounted to $390,800 which has been recorded in expense. The volatility and risk free rate used in the Black Scholes Merton calculation were 113.8% and 1.70%, respectively.

Issuance of Convertible Debentures:

By way of background, our convertible debentures were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, with maturities listed in the table above, and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bear interest at 12%, which is payable at the earlier of the maturity date or the date that the debentures are converted, if ever. Such interest is payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures is convertible into common stock at $0.25. Accordingly, the convertible debentures are indexed to 19,995,092 shares of our common stock. Each of the principal and debt conversion rates are subject to adjustment for recapitalization events or sales of equity or equity-linked contracts with a price or conversion price less than the contractual conversion price. The convertible debentures are secured by substantially all of our assets and are either callable or subject to a default interest rate, at the creditor’s option, if we default on the debentures. The significant events that could trigger a default include our failure to service the debentures, bankruptcy and the filing of significant judgments against us. The debentures also preclude merger and similar transactions, incurring additional debt, our payment of dividends on our equity securities and limit the compensation that we may pay to our officers.

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

On February 24, 2010, we exchanged the convertible debentures for newly issued convertible debentures as discussed in the beginning of this footnote.

Note 6 – Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at June 30, 2011; redemption value $5,000,000, and 300 shares issued and outstanding at September 30, 2010; redemption value $3,000,000.

Initial carrying value	$13,246,619	$—
Accumulated accretion	—	224,968
Carrying values	$13,246,619	$224,968

Our Series A Convertible Preferred Stock became mandatorily redeemable for cash of $5,000,000 on June 30, 2011. On that date, after negotiations with our preferred investors, we modified the underlying Certificate of Designation solely to extend the mandatory redemption date to July 1, 2013. In considering all facts and circumstances, including the changes in future cash flows and the fair value of the embedded conversion feature, we concluded that the modification to the Series A Convertible Preferred Stock was substantial, thus warranting accounting analogous to extinguishment accounting for debt wherein the fair value of the amended contracts replace the carrying value of the original contracts. The difference between those two amounts in the case of preferred stock is recorded in stockholders equity.

We first accreted the Series A Convertible to the June 30, 2011 redemption date with a charge to paid-in capital (in the absence of accumulated earning) in the amount of $2,442,686. The accretion adjustment resulted in a carrying value of our redeemable preferred stock in the amount of $5,000,000. We then adjusted the compound embedded derivative that had been carried in liabilities at fair value on the modification date, which resulted in a reduction credit of $2,500,000 and was recorded in income. The derivative fair value adjustment resulted in a carrying value of $8,800,000. Therefore, the combined carrying value of the Series A Convertible Preferred immediately preceding the modification amounted to $13,800,000. We computed the fair value using a combination of the forward cash flow, at risk adjusted discount rates, plus the fair value of the embedded conversion feature using Monte Carlo Simulation (“MCS”) techniques. The value of the preferred stock on this basis amounted to $13,246,609. As a result, our calculation of the extinguishment resulted in a credit to paid-in capital in the amount of $553,391.

The discount rate that we used to present value future cash flows from the modified preferred stock amounted to 7.75%. This rate was developed using bond curves for companies with similar high-risk credit ratings, plus a risk free rate of 0.50% representing the yield on zero coupon government securities with two year remaining terms. Material inputs into the MCS included volatilities ranging from 89.9% to 105.3%, a market interest rate equal to the contractual coupon of 12%, and credit adjusted yields ranging from 7.19% to 7.75%.

By way of background, on February 24, 2010, we designated 500 shares of our authorized preferred stock as Series A Convertible Preferred Stock; par value $0.001 per share, stated value $10,000 per share (“Preferred Stock”). The Preferred Stock is redeemable for cash on June 30, 2011 at the stated value, plus accrued and unpaid dividends. Dividends accrue, whether or not declared, at a rate of 12% of the stated value. The Preferred Stock is convertible into common stock at the holder’s option at $0.25 based upon the stated value (20,000,000 linked common shares). Such conversion rate is subject to adjustment for traditional reorganizations and recapitalization and in the event that we sell common stock or other equity-linked instruments below the conversion price. Holders of the Preferred Stock are entitled to a preference equal to the stated value, plus accrued and unpaid dividends. While the Preferred Stock is outstanding, holders vote the number of indexed common shares.

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

Given its redeemable nature, we are required to classify our Series A Preferred Stock outside of stockholders’ equity. Further, the inception date carrying value is subject to accretion to its ultimate redemption value over the term to redemption, using the effective method. During the period from its issuance to September 30, 2010, we accreted $224,968, which was reflected as a charge to paid-in capital in the absence of accumulated earnings.

Note 7 – Derivative Financial Instruments

On June 30, 2011, our investors agreed to modifications of our Series A Preferred Stock and our Series D Warrants that provided for reclassification of the derivatives to stockholders equity or, in the case of the preferred stock, redeemable preferred stock. The components of our derivative liabilities consisted of the following at June 29, 2011 (the last closing prices available prior to the modifications) and September 30, 2010:

	June 29, 2011
Derivative Financial Instrument	Indexed Shares	Fair Value	September 30 2010

Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	19,995,092	$8,797,840	$2,276,794
February 24, 2010 Series A Convertible Preferred Stock	12,000,000	5,280,000	1,404,000
October 24, 2010 Series A Convertible Preferred Stock	8,000,000	3,520,000	—

Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 7)	12,000,000	2,064,000	858,000
February 24, 2010 Series D warrants, issued with the exchange (Note 8)	16,800,000	2,889,600	1,201,200
October 25, 2010 Series D warrants, issued with the financing (Note 7)	8,000,000	1,736,000	—
Financing warrants issued to brokers	2,160,000	—	165,628
Total	78,955,092	$24,287,440	$5,905,622

On January 11, 2011, certain warrants previously issued to brokers and that were linked to 2,160,000 shares of our common stock were modified to remove provisions that could result in adjustments to the exercise prices if we sold common shares or common share linked contracts at a per share price that was less than the exercise price of these warrants. As a result of this modification, these warrants no longer require liability classification and measurement at fair value. On the modification date we adjusted these warrants to their fair values with a charge to income and reclassified the balance, amounting to $274,200 to paid-in capital. On June 30, 2011, warrants linked to 36,800,000 shares of our common stock were modified to remove provisions that could result in adjustments to the exercise prices if we sold common shares or common share linked contracts at a per share price that was less than the exercise price of these warrants. As a result of this modification, these warrants no longer require liability classification and measurement at fair value.

On the modification date we adjusted these warrants to their fair values with a charge to income and reclassified the balance, amounting to $6,689,600 to paid-in capital.

The following table reflects the activity in our derivative liability balances from October 1, 2010 to June 30, 2011:

	Compound	Warrants	Total
Balances at October 1, 2010	$3,680,794	$2,224,828	$5,905,622
Issuances	936,000	440,000	1,376,000
Conversion and redemption	—	—	—
Unrealized derivative (gains) losses	618,764	(512,988)	105,776
Balances at December 31, 2010	5,235,558	2,151,840	7,387,398
Issuances	—	—	—
Conversion and redemption	—	—	—
Reclassifications	—	(274,200)	(274,200)
Unrealized derivative (gains) losses	17,376,491	4,883,960	22,260,451
Balances at March 31, 2011	22,612,049	6,761,600	29,373,649
Conversion and redemption	(8,797,840)	—	(8,797,840)
Reclassifications	(8,800,000)	(6,689,600)	(15,489,600)
Unrealized derivative (gains) losses	(5,014,209)	(72,000)	(5,086,209)
Balances at June 30, 2011	$—	$—	$—

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

The following table reflects the activity in our derivative liability balances from October 1, 2009 to June 30, 2010:

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

We selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because we believe that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving such types of derivatives while the financial instruments were outstanding. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk free rates. On June 29, 2011, we valued the compound embedded derivatives at intrinsic value since there was no or no material remaining time value associated with mature or near mature financial instruments.
	June 29,	September 30,	June 30,
	2011	2010	2010
Quoted market price of our common stock	$0.69	$0.25	$0.18
Contractual conversion rate	$0.25	$0.25	$0.25
Implied expected term (years)	NA	0.59—0.92	0.96—1.18
Market volatility:
Range of volatilities	NA	134%-160%	113%-127%
Equivalent volatility	NA	145%—152%	118%-125%
Market-risk adjusted interest rate:
Range of rates	NA	12.0%	12.0%
Equivalent market-risk adjusted interest rate	NA	12.0%	12.0%
Credit-risk adjusted yield rate:
Range of rates	NA	7.5%-8.0%	8.0%-8.8%
Equivalent credit-risk adjusted yield rate	NA	7.7%	8.4%
Risk-free rates using yields on zero coupon US Treasury Security rates:
Range of rates	NA	0.27%-0.64%	0.32%-1.00%

The warrants are valued using the Binomial Lattice Valuation technique on June 30, 2011 and Black-Scholes-Merton (“BSM”) valuation methodology on September 30, 2010, adjusted to give effect to the anti-dilution features, because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions were as follows as of June 30, 2011 and September 30, 2010:

June 29, 2011 (Assumptions for	Series D	BD	BD
BD Warrants are January 11, 2011)	Warrants	Warrants	Warrants
Contractual strike price	$0.50	—	—
Adjusted strike price (for anti-dilution)	$0.69	—	—
Term to expiration	3.6-4.3	—	—
Implied expected life	3.6-4.3	—	—
Volatility range	94%-114%	—	—
Effective volatility	107%-107%	—	—
Risk-free rate ranges	0.02%-1.47%	—	—
Effective risk free rates	0.42%-0.51%	—	—

September 30, 2010	Series D Warrants	BD Warrants	BD Warrants
Contractual strike price	$0.50	$0.25	$0.50
Adjusted strike price	$0.43	$0.23	$0.43
Volatility	107.9%	111.5%-116.7%	111.5%-116.7%
Term to expiration	4.40	3.33—4.00	3.33—4.00
Risk-free rate	1.27	0.64-1.27	0.64-1.27
Dividends	—	—	—

Note 8 - Commitment and Contingencies

Leases

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our present lease is for a one year term.

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Occupancy expense	$74,950	$43,384	$195,945	$129,774

On May 16, 2011 we executed an Amended Employment Agreement with Mr. Anastasios Kyriakides, our Chief Executive Officer and President.

Changes include, without limitation:
1.	Salary set $199,000 per year and $250,000 starting January 1, 2012
2.	Three year term with automatic renewal of two years
3.	Change of control cash payment set at $1,500,000

Note 9 – Related Party Transactions

During June of 2011, a related party loaned the Company $154,000, due on demand.  The loan was repaid during July of 2011.

Note 10 - Subsequent Events

On July 19, 2011, we issued 2,400,500 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.01 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

We have issued all approved common shares under our 2010 Stock Option Plan.

New premises

On August 8, 2011, we purchased a freestanding building to which we will relocate our corporate offices, operational center, call center and technical support functions.  The building is 22, 716 square feet and will be available for occupancy during the quarter of March 31, 2012.

New Financing

On August 9, 2011, we issued face value $2,000,000, 12% debentures, due July 1, 2013 and warrants to purchase 8,000,000 shares of our common stock for $0.50 per share, which expire five years from the issuance date for $2,000,000 cash.

Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included in this report.

Forward Looking Statements

Certain statements contained in this quarterly report on Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “ seek, ” “ anticipate, ” “ believe, ” “ estimate, ” “ expect, ” “ intend, ” “ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue, ” “ may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

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

Background

Company and Business

We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main product is the DUO, an analog telephone adapter that provides connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”).

Our newest product, the DUO was launched on July 14, 2010. The DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates.  It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required.  The DUO offers a full suite of  advanced calling features including call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

Our first product, the TK 6000 and its related services is a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  The TK 6000 provides one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to the TK 6000 are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding,call retrieval and call transfer.

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

Our Products

At this time, our main products are the DUO and TK 6000. Our DUO and TK 6000 are designed to provide specifications unique to each customer’s existing equipment. It allows the customer full mobile flexibility by being able to take internet interface anywhere the customer has an internet connection. Our DUO and TK 6000 both have the following features:

-A Universal Serial Bus (“USB”) connection allowing the interconnection of our DUO and TK 6000 to any host computer.

-In addition to the USB power source option, our DUO and TK 6000 have  an external power supply allowing the phone to independently power itself when not connected to a host computer;

-Unlike most VoIP telephone systems, our DUO and TK 6000 both have standalone feature allowing them to be plugged directly into a standard internet connection.

-Our DUO and TK 6000 are compact, space-efficient products.

Our DUO and TK 6000 both have interface component so that the customer can purchase multiple units that can communicate with each other allowing simultaneous ringing from multiple locations.

Our products are portable and allow our customers to make and receive phone calls with a telephone anywhere where a broadband internet connection is available without the need of a computer.  We transmit the calls using Voice over Internet Protocol “VOIP” technology, which converts voice signals into digital data transmissions over the internet.

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

Services provided or to be provided

Text to phone reminder service: We are currently developing a service that will allow VoIP to synchronize  with the customer’s data base schedule management system (such as Microsoft Office Outlook © ).   Our goal is to develop a service that will call the customer at a pre-designated time to provide an audio  reminder of that day’s agenda to the customer. By offering this service at a low price point of less than five  dollars per month we hope to appeal to a broad customer base. This software is currently under development.

Free conference server. This product is currently available to all our customers.

Future Voice Message Delivery: This service allows the user to record a voice message which will be delivered to a recipient at a later date and time specified by the user.

Speech to text services for the hearing impaired: This is a standalone service that will allow the hearing impaired to receive real time conversion of incoming voice signals into text displayed on an incorporated display panel.

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

Our primary source of revenue is the sale and distribution of our DUO and TK 6000 products.  We also generate revenue from the sale of accessories to our product and international long distance monthly charges that are billed to our customers.

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

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Revenues: Our revenues amounted to $589,257 and $167,820 for the three months ended June 30, 2011, and 2010, respectively. The increase in revenues relates to increase in sales activities due to market penetration, increase in advertising and marketing expenditures and new sales to large retailers.

Cost of sales: Our cost of sales amounted to $631,007 and $224,613 for the three months ended June 30, 2011, and 2010, respectively. The increase in cost of sales relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.  We also reclassified our customer support costs and commissions  from cost of sales to operating expenses, similar to other large VOIP providers.

Gross margin: Our gross margin amounted to $(41,750) and $(56,793) for the three months ended June 30, 2011 and 2010, respectively. The decrease in gross margin is negative due to original costing of the DUO upon release, which initially was much higher because components were purchased in small amounts, resulting in higher per unit costs and manufacturing of the DUO was done in the United States at a much higher cost.  We now have full manufacturing set up in China and are able to buy components in larger quantities resulting in overall lower per unit costs.  We have also had to air ship product in from China to meet demand for the short term.  We expect to have all product shipped by container in the future, which will reduce our overall per unit cost.  We expect our build of material cost to reduce over time consistent with sales as we take advantages of economies of scale,  Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and marketing:  Our advertising and marketing expenses amounted to $612,046 and $59,151 for the three months ended June 30, 2011 and 2010, respectively.  The breakdown of our advertising expense is as follows:

	June 30,
	2011	2010

Infomercial/production time	$-	$-
Media and others	529,965	59,151
Smartphone application costs (branding)	82,081	-
Total	$578,321	$59,151

Smartphone Application:  We released our Smartphone application during December of 2010.  The smart phone application continues to be one of the top downloaded apps in Canada.  We had more than 350,000 users of our application at June 30, 2011.

Compensation and Benefits: Our compensation and benefits expense amounted to $325,796 and $193,685 for the three months ended June 30, 2011 and 2010, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.

Professional Fees: Our professional fees amounted to $83,469 and $45,435 for the three months ended June 30, 2011 and 2010, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services.         Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company,        we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended    (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act      as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $91,792 and $90,948 for the three months ended June 30, 2011 and 2010, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended      June 30, 2011, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

	Three months ended
	June 30,
	2011	2010
Components of research and development:
Product development and engineering	$90,648	$52,126
Payroll and benefits	129,485	39,927
Total	$220,133	$92,053

General and Administrative Expenses: General and administrative expenses amounted to $514,689 and $165,360 for the three months ended June 30, 2011 and 2010, respectively, and consisted of general corporate expenses. General corporate expenses included $74,950 in occupancy costs for the three months ended June 30, 2011 and $43,384 for the comparable period ended June 30, 2010.  Due to our growth, we have expanded office space under our current lease to accommodate our increased number of employees.  All increased space is within the same building under the same lease as discussed in our financial statements for the quarter ended June 30, 2011. Our other increased general and administrative costs are associated with increased administrative support related to our growth and  efforts of being a public company.

Our general and administrative expenses are made up of the following accounts:

	June 30,
	2011	2010

Bad debt expense	$-	$2,628
Commission	148,739	10,818
Rent and occupancy	74,950	43,384
Insurance	31,205	16,803
Software	-	638
Taxes and licenses	14,713	18,288
Telephone	-	4,739
Customer support cost	144,173	33,555
Travel	55,319	7,488
Other	45,590	27,019
Total	$514,689	$165,360

Interest Expense: Interest expense amounted to $266,130 and $0 for the three months ended June 30, 2011 and 2010 respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

On June 30, 2011, we issued face value $5,266,130, 12% debentures, due July 1, 2013 and warrants to purchase 21,064,520 shares of our common stock for $0.50 per share, which expire five years from the issuance date, for $2,500,000 cash, settlement of $2,500,000 in bridge financing and settlement of $266,130 in accrued interest on the former convertible debentures.

Derivative income (expense): Derivative expense amounted to $5,086,209 and $7,239,856 for the three months ended June 30, 2011 and 2010, respectively.  Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.  In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Debt extinguished: Debt extinguished expense amounted to $824,922 and $0 for the three months ended June 30, 2011 and 2010, respectively. The extinguishment expense arose from inducement warrants that were issued as part of the conversion of our convertible debt to equity and to induce the investors to roll up the existing accrued interest at June 30, 2011 to the new debentures issued on June 30, 2011.

Extinguishment
Calculation
$266,130 face value of debentures	$284,238
Warrants to purchase 1,064,520 shares of common stock	416,014
700,252

Carrying value of settled obligation	(266,130)
Inducement warrants for conversion of debt and accrued interest	390,800
Extinguishment loss	$824,922

Net income (loss): Net income (loss) amounted to $2,106,781 and $6,542,015 for the three months ended June 30, 2011 and 2010, respectively.  Net income includes derivative income associated with the valuation of debentures, embedded conversion features and warrants, extinguishment expense, negative gross margin and increase in rent expense, travel expenses and customer support costs.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $485,905 and $6,396,153 for the three months ended June 30, 2011 and 2010, respectively.  This includes the components of net income discussed above, accretion of preferred stock of $2,442,686 and $91,000 and preferred stock dividends of $150,000 and $54,862 for the three months ended June 3, 2011 and 2010 respectively.

Income (loss) Per Common Share:  Basic income (loss) per common share represents our income (loss) applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

Results of Operations

Nine months ended June 30, 2011 compared to six months ended June 30, 2010

Revenues: Our revenues amounted to $1,671,410 and $597,649 for the nine months ended June 30, 2011, and 2010, respectively. The increase in revenues relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.

Cost of sales: Our cost of sales amounted to $1,730,545 and $651,972 for the nine months ended June 30, 2011, and 2010, respectively. The increase in cost of sales relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.  We also reclassified our customer support costs and commissions from cost of sales to operating expenses, similar to other large VOIP providers.

Gross margin: Our gross margin amounted to $(59,135) and $(54,323) for the nine months ended June 30, 2011 and 2010, respectively. The decrease in gross margin is negative due to original costing of the DUO upon release, which initially was much higher because components were purchased in small amounts, resulting in higher per unit costs and manufacturing of the DUO was done in the United States at a much higher cost.  We now have full manufacturing set up in China and are able to buy components in larger quantities resulting in overall lower per unit costs.  We have also had to air ship product in from China to meet demand for the short term.  We expect to have all product shipped by container in the future, which will reduce our overall per unit cost.  We expect our build of material cost to reduce over time consistent with sales as we take advantages of economies of scale,  Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and Marketing:  Our advertising expenses amounted to $1,127,767 and $223,189 for the nine months ended June 30, 2011 and 2010, respectively.  The breakdown of our advertising expense is as follows:

	June 30,
	2011	2010

Infomercial/production time	$-	$18,400
Media and others	1,013,662	204,789
Smartphone application costs (branding)	114,105 -
Total	$1,127,767	$223,189

Compensation and Benefits: Our compensation and benefits expense amounted to $868,790 and $494,685 for the nine months ended June 30, 2011 and 2010, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.

Professional Fees: Our professional fees amounted to $229,205 and $187,039 for the nine months ended June 30, 2011 and 2010, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services.         Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company,        we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended    (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act      as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $272,739 and $272,156 for the nine  months ended   June 30, 2011 and 2010, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the six months ended  June 30, 2011, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

Components of research and development:	June 30,
	2011	2010
Product development and engineering	$215,882	$77,621
Payroll and benefits	338,928	138,896
Total	$554,810	$216,517

General and Administrative Expenses: General and administrative expenses amounted to $1,231,713 and $543,363 for the nine months ended June 30, 2011 and 2010, respectively, and consisted of general corporate expenses and certain other start up expenses. General corporate expenses included $195,944 in occupancy costs for the nine months ended June 30, 2011 and $129,774 for comparable period ended June 30, 2010.  Our increased costs are associated with our efforts of being a public company.

Our general and administrative expenses are made up of the following accounts:

	June 30,
	2011	2010

Bad debt expense	$408	$12,860
Commission	328,570	76,131
Rent and occupancy	195,944	129,774
Insurance	76,775	52,435
Software	24,485	5,587
Taxes and licenses	32,195	28,329
Telecommunication	276,294	105,349
Travel	144,282	62,207
Other	152,760	70,691
Total	$1,231,713	$543,363

Interest Expense: Interest expense amounted to $542,094 and $1,184,363 for the nine months ended June 30, 2011 and 2010 respectively.  Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

On June 30, 2011, we issued face value $5,266,130, 12% debentures, due July 1, 2013 and warrants to purchase 21,064,520 shares of our common stock for $0.50 per share, which expire five years from the issuance date, for $2,500,000 cash, settlement of $2,500,000 in bridge financing and settlement of $266,130 in accrued interest on the former convertible debentures.

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

Derivative income (expense) : Derivative (expense) income amounted to $(17,280,018) and $1,892,559 for the nine months ended June 30, 2011 and 2010, respectively.  Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.  In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Debt extinguished: Debt extinguished expense amounted to $1,192,422 and $3,617,983 for the nine months ended June 30, 2011 and 2010, respectively.  The extinguishment expense arose from inducement warrants that were issued as part of the conversion of our convertible debt to equity and to induce the investors to roll up the existing accrued interest at June 30, 2011 to the new debentures issued on June 30, 2011.  The extinguishment expense for the nine months ended June 30, 2010 resulted from the modification of our convertible debt, which resulted in a cash flow difference of greater than 10%.  Under US GAAP rules, debt modifications that result in a cash flow difference of greater than 10% must be treated as an extinguishment of the debt and issuance of new debt based on the new terms.  The result was an extinguishment expense of $3,617,983.

 Net loss: The net loss amounted to $23,355,225 and $4,889,494 for the nine months ended June 30, 2011 and 2010, respectively.  The net loss includes derivative expense associated with valuation of debentures and warrants, negative gross margin and an increase in rent expense, travel expenses and customer support costs.

Net income (loss) excluding derivative valuation:  Net loss excluding derivative valuation expenses amounted to $(4,882,785) and $(3,164,070) for the nine months ended June 30, 2011 and 2010.  Derivative valuation expenses are “paper loss” and are not normal recurring operating expenses.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $28,079,590 and $5,110,362 for the nine months ended June 30, 2011 and 2010, respectively.  This includes the components of net loss discussed above, accretion of preferred stock of $4,287,698 and $126,000 and preferred stock dividends of $436,667 and $94,868 for the nine months ended June 30, 2011 and 2010 respectively.

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

Liquidity and Capital Resources

Statement of cash flow data:	June 30 , 2011	June 30,2010
Net cash provided (used) in operating activities	$(5,206,708)	$(1,887,153)
Net cash provided (used) in investing activities	(1,752,468)	(2,033,681)
Net cash provided (used) in financing activities	4,910,000	4,943,700

Net cash used by operating activities of $(5,206,708) was primarily due to operating expenses including a large increase in inventory purchased and on hand at June 30, 2011, a decrease in accounts receivable balances, and increases in telecommunication expenses, research and development expenses for anticipated new products, marketing expenses, travel expenses to set up facilities in China, increases in wages expenses due to new hires and increased general and administrative expenses,

Net cash used in investing activities of $(1,752,468) was due to purchase of equipment a decrease in deposits and our restricted cash at June 30, 2011.

Net cash of $4,910,000 provided by financing activities was due to proceeds from Senior debenture in the amount of $5,000,000 offset by dividends paid on our preferred stock.

On June 30, 2011, we had cash on hand of $2,477,444 and restricted cash on hand of $110,361.

Our largest operating expenditures currently consist of the following items: $30,000 per month on leasing our corporate office space and network operational center (NOC) and includes our base rent and associated utility expenses and $120,000 per month on payroll. We do not anticipate that our leasing cost s will change during the next 12 months.

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

Revenue Recognition

Operating revenue consists of customer equipment sales of our main product, the NetTalk DUO, telecommunication service revenues and shipping and handling revenues.

Our operating revenues are generated from the sale of customer equipment of our main products, our DUO and TK6000. We also derive service revenues from per minute fees for international calls. Revenue from the sale of our TK6000 is fully recognized at the time of our customer equipment sale.  Our TK6000 provides for life time service (over the life of the device/equipment). Our TK6000 is able to operate within our network/platform or over any other network/platform.  There is no need for income allocation between our TK6000 and life time service provided.  The full intrinsic value of the sale is allocated to the device.  Therefore, we recognized 100% of revenue at time of customer equipment sale and do no allocate any income to life time service provided. Shipping and handling is also recognized at time of sale.

On July 14, 2010 we revealed our newest product the net TALK DUO (“DUO”).  Our DUO offers our customers free nationwide calls to any landline or mobile phone in the U.S. and Canada from anywhere in the world, as well as low-cost international rates. It’s also a versatile digital phone service with no monthly fees, no contracts and no computer required. The DUO is flexible enough to connect directly to your internet connection through the router/modem; there is also a convenient option with our DUO to connect to your computer. The sleek design is small enough to fit in the palm of your hand, making it a portable device.

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

Our DUO provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included on the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our DUO is fully recognized at the time of our customer equipment sale and the one year telephone service is amortized over a 12 month cycle.  Subsequent renewals of the annual telephone service are amortized over the corresponding 12 months cycle.

International calls are billed as earned from our customers.  International calls are prepaid and the customer’s account is debited as minutes are used and earned.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30, 2011:

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

PART II                      OTHER INFORMATION

Item 1.	Legal Proceedings – NONE.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required   to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2011, we issued face value $5,266,130, 12% debentures, due July 1, 2013 and warrants to purchase 21,064,520 shares of our common stock for $0.50 per share, which expire five years from the issuance date, for $2,500,000 cash, settlement of $2,500,000 in bridge financing and settlement of $266,130 in accrued interest on the former convertible debentures.

On August 9, 2011, we issued face value $2,000,000, 12% debentures, due July 1, 2013 and warrants to purchase 8,000,000 shares of our common stock for $0.50 per share, which expire five years from the issuance date for $2,000,000 cash.

Item 3.  Defaults Upon Senior Securities – NONE.

Item 4.        Submission of Matters to a Vote of Security Holders – NONE.

Item 5.        Other Information

On June 30, 2011, we issued face value $5,266,130, 12% debentures, due July 1, 2013 and warrants to purchase 21,064,520 shares of our common stock for $0.50 per share, which expire five years from the issuance date, for $2,500,000 cash, settlement of $2,500,000 in bridge financing and settlement of $266,130 in accrued interest on the former convertible debentures.

On August 9, 2011, we issued face value $2,000,000, 12% debentures, due July 1, 2013 and warrants to purchase 8,000,000 shares of our common stock for $0.50 per share, which expire five years from the issuance date for $2,000,000 cash.

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

On May 23 2011, we issued 3,890,000 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.01 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

On July 19, 2011, we issued 2,400,500 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.01 per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

We have issued all approved common shares under our 2010 Stock Option Plan.

2011 Stock Option Plan

On June 15, 2011, Net Talk.com, Inc. (the “Company”) adopted the 2011 Stock Option Plan (the "Plan") which is intended  to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 20,000,000 shares of the Company’s common stock.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2011.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2011.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2011.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: August 15, 2011	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)