Form 10-Q/A
period 2011-06-30
NET TALK.COM, INC.
filed 2011-08-23
CIK 1383825

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

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Nine months ended June 30,
	2011	2010

Cash flow from operating activities:

Net loss	$(23,355,225)	$(4,889,494)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	99,584	92,657
Amortization	173,154	179,499
Amortization of finance costs	-	72,341
Amortization of debt discount	-	479,404
Bad debt expense	-	12,860
Warrant liabilities	-	3,570
Derivative fair value adjustments	17,280,018	(1,892,559)
Debt extinguished and inducement expense	1,192,422	3,617,983
Stock compensation	29,176	-
Cancellation of shares for services	(271,286)	-
Changes in assets and liabilities:
Accounts receivables	(197,063)	3,494
Prepaid expenses and other assets	236,582	3,927
Inventories	(1,488,550)	(188,707)
Deferred revenues	397,233	-
Accounts payables	664,051	25,193
Accrued expenses	33,196	592,679
Net cash (used) in operating activities	(5,206,708)	(1,887,153)
Cash flow used in investing activities:
Restricted cash	1,907,294	(2,026,423)
Acquisition of fixed assets	(50,826)	(12,755)
Decrease in deposits	(104,000)	5,497
Net cash (used) in investing activities	1,752,468	(2,033,681)
Cash flow used in financing activities:
Senior debenture	5,000,000	-
Issuance of preferred stock and warrants	-	5,000,000
Cash paid for dividends on preferred stock	(90,000)	-
Loans from officers	-	(56,300)
Net cash provided by financing activities	4,910,000	4,943,700
Net (decrease) increase in cash	1,455,760	1,022,866
Cash and equivalents, beginning	1,021,684	1,010,698
Cash and equivalents, ending	$2,477,444	$2,033,564

Supplemtal disclosures:

Cash paid for interest	$149,953	$-
Cash paid for income taxes	$-	$-
Cash paid for dividends	$90,000	$-

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