Form 10-K
period 2011-09-30
NET TALK.COM, INC.
filed 2011-12-22
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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
Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐           No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 22, 2011
Common stock, $0.001 par value per share	39,464,892
Redeemable preferred stock, $0.001 par value per share	500 shares

Net Talk.com, Inc.

Form 10-K

For the fiscal year ended September 30, 2011

Forward Looking Statements

Certain statements contained in this annual report on Form 10-K and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “ seek, ” “ anticipate, ” “ believe, ” “ estimate, ” “ expect, ” “ intend, ” “ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue, ” “ may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

•€€	our ability to develop sales and marketing capabilities;

•€€	the accuracy of our estimates and projections;

•€€	our ability to fund our short-term and long-term financing needs;

•€€
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

Part I

Item 1.  Business

Company and Business

We are a telephone company, which provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the “DUO” and the “DUO WIFI”.  The DUO WIFI is expected to roll out to customers during February 2012.  Both of these products are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”).  The DUO WIFI allows users to use these services without an Ethernet cable plugged into the device.  We no longer offer the TK 6000 for sale to customers.

Our DUO and DUO WIFI and their related services are cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  Our DUO and DUO WIFI provide a USB port, one Ethernet port and one analog telephone port.  The DUO WIFI additionally provides a wireless chip so that users can connect to the device over WIFI hotspots.  A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our  DUO and DUO WIFI are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

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

Our Strategy

We continue to improve and enhance the following factors in building and expanding our customer base:

•€€	Deployment and distribution of our main products the DUO and DUO WIFI devices.

•€€	We offer our customers an attractive and innovative value proposition: a portable telephone replacement with multiple and unique features that differentiates our services from the competition.

•€€
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

Our Products

At this time, our main products are the DUO and DUO WIFI. Our DUO and DUO WIFI are designed to provide specifications unique to each customer’s existing equipment. They allow the customer full mobile flexibility by being able to take internet interface anywhere the customer has an internet connection. Our DUO and DUO WIFI both have the following features:

A Universal Serial Bus (“USB”) connection allowing the interconnection of our DUO and DUO WIFI to any host computer.

In addition to the USB power source option, our DUO and DUO WIFI have an external power supply allowing the phone to independently power itself when not connected to a host computer;

Unlike most VoIP telephone systems, our DUO and DUO WIFI both have standalone feature allowing them to be plugged directly into a standard internet connection.

Our DUO and DUO WIFI are compact, space-efficient products.

Our DUO and DUO WIFI both have interface components so that the customer can purchase multiple units that can communicate with each other allowing simultaneous ringing from multiple locations.

Our products are portable and allow our customers to make and receive phone calls with a telephone anywhere a broadband internet connection is available.  We transmit the calls using Voice over Internet Protocol “VOIP” technology, which converts voice signals into digital data transmissions over the internet.

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

Marketing

We have developed direct sales channels, as represented by web sites and toll free numbers.  Our direct sales channels are supported by highly integrated advertising campaigns across multiple media such as infomercials, television and other media channels.   Our website is www.nettalk.com, our telephone number is 305-621-1200 and our fax number is 305-621-1201.

Our primary source of revenue is the sale and distribution of our NetTalk DUO.  We will be offering our DUO WIFI to customers starting in February of 2012.  We also generate revenue from the sale of accessories to our product and international long distance monthly charges that are billed to our customers.

Advertising

Our goal is to position ourselves as a premier supplier of choice for VoIP services. Our current business strategy is to focus our advertising dollars on our home market in South Florida.  Our advertising will consist of mass marketing campaigns focusing on television infomercials for the South Florida market and other states including cable television channels..

Customers

Our customers are made up of retail, residential and small businesses. We anticipate that future services will appeal to our existing customers and hope that our additional phone products and services will provide a complete phone package experience to our customers.

Our target audience is individual consumers and small businesses looking to lower their current cost of telecommunications. We are also reaching a large audience with our websites. We hope that consumers will find our websites by doing an internet search for VoIP service providers. We also use other means of advertising such as direct to consumer sales, ecommerce and retail marketing coops with retail customers.

Geographic Markets

Our primary geographic market is our home market of South Florida. Our target audiences are individual consumers and small businesses looking to lower their current cost of telecommunications.  We also expect to reach a large audience with our websites. We hope that consumers will find our websites by doing an internet search for VoIP service providers. We will also use other means of advertising such as direct to consumer sales, ecommerce and coop marketing with retail stores.

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in forty three states, as follows:

Alabama	Hawaii	Massachusetts	New York	Utah
Arizona	Idaho	Michigan	North Carolina	Vermont
Arkansas	Illinois	Minnesota	North Dakota	Washington, D.C.
California	Indiana	Missouri	Ohio	Washington
Colorado	Iowa	Montana	Oregon	West Virginia
Connecticut	Kansas	Nebraska	Pennsylvania	Wisconsin
Delaware	Kentucky	Nevada	South Carolina	Wyoming
Florida	Maine	New Jersey	South Dakota
Georgia	Maryland	New Mexico	Texas

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

We differentiate our services from those offered by our competitors by offering exceptional customer service and lower cost alternatives. We have worked hard to control the development costs associated with the DUO WIFI.   We have done this by choosing phone components and component vendors that are economical but do not compromise on quality. We have developed and marketed our own products and services, rather than simply reselling another manufacturer’s innovations. Finally, our DUO and DUO WIFI products are standalone phone products that do not require the user to first invest in a computer. For these reasons, we know that our DUO and DUO WIFI product is a lower cost alternative to similar telephone products currently being marketed (because we are engaged in the same cost saving measures for the services we offer).  We are able to offer those services at a competitive price.

Our products and services are user friendly and convenient for our customers; for example, our packaging includes detailed, user friendly instructions and diagrams to allow for easy installation and activation. We have distinguished ourselves from our main competitors through the level of customer service offered to our consumers following their purchase or our products or services. Currently, our competitors only offer customer service through an email query program. This does not allow the customer to receive rapid, real-time problem solving assistance in the event our competitor’s product or service fails. In contrast, we established a customer service online forum where our users can post their questions and read other users’ responses. The forum has key word or key phrase search option so that our customers can easily find a solution to the problem they are experiencing. Our forum is moderated by one of our development engineers to ensure that all questions are being properly addressed and issues resolved.  We also offer a pay-per-use live customer support hotline. By paying a fee, either per minute or per call, our customers are able to reach a support specialist to get a direct answer to their questions.  This allows us to provide superior customer service, while still keeping our costs low.

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

Federal CALEA

On August 5, 2005, the Federal Communication Commission (the FCC) released an Order extending the obligation of the Communication Assistance for Law Enforcement Act (“CALEA”) to interconnect VOIP providers.  Under CALEA , telecommunication carriers must assist law enforcement in executing electronic surveillance, which includes the capability of providing call content and call indentifying information to local enforcement agencies, or LEA, pursuant to a court order or other lawful authorization.

The FCC required all interconnect VOIP providers to become CALEA compliant by May 14, 2007. To date, we are fully compliant with CALEA.

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

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in forty three states, as follows:

Alabama	Hawaii	Massachusetts	New York	Utah
Arizona	Idaho	Michigan	North Carolina	Vermont
Arkansas	Illinois	Minnesota	North Dakota	Washington, D.C.
California	Indiana	Missouri	Ohio	Washington
Colorado	Iowa	Montana	Oregon	West Virginia
Connecticut	Kansas	Nebraska	Pennsylvania	Wisconsin
Delaware	Kentucky	Nevada	South Carolina	Wyoming
Florida	Maine	New Jersey	South Dakota
Georgia	Maryland	New Mexico	Texas

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

Employees

We employ 52 full-time and no part-time employees, none of our employees is subject to a collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

Research and Development

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time, our main product the DUO is being sold in the market place.  The DUO WIFI will be sold to customers starting in February 2012.   Therefore, research and development cost reported in our financial statements relates development of the DUO WIFI and pre – marketing costs and are expensed accordingly.

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

Risks Relating to Our Business:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $26,176,565 and $6,306,963 for the years ended September 30, 2011 and 2010, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

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

Item 2. Properties

Description of properties

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consist of approximately 3,500 square feet. Our lease was extended on June 1st, 2011 for a term of 1 year, terminating on May 31, 2012.  The facility is suitable for our purposes and is expected to accommodate our needs until we move all company operations to our newly purchased building.

On August 8, 2011 we purchased an existing building located in Miami, Florida to be used as our corporate offices and operational center. The building, a 21,675 square foot free standing structure, was purchased for $2,700,000 from Core Development Holdings Corporation, which entity has no relationship to the Company.

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

Alabama	Hawaii	Massachusetts	New York	Utah
Arizona	Idaho	Michigan	North Carolina	Vermont
Arkansas	Illinois	Minnesota	North Dakota	Washington, D.C.
California	Indiana	Missouri	Ohio	Washington
Colorado	Iowa	Montana	Oregon	West Virginia
Connecticut	Kansas	Nebraska	Pennsylvania	Wisconsin
Delaware	Kentucky	Nevada	South Carolina	Wyoming
Florida	Maine	New Jersey	South Dakota
Georgia	Maryland	New Mexico	Texas

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5.  Market for registrant’s common equity, related stockholder matters and issuer purchases of equity

Our common stock has been quoted on the OTC Bulletin Board under the symbol “NTLK” since September 15, 2009. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.  These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year 2011
	High	Low
First Quarter	$0.30	$0.21
Second Quarter	$1.50	$0.30
Third Quarter	$1.05	$0.56
Fourth Quarter	$0.70	$0.36

Holders

As of September 30, 2011, there were 95 registered holders or persons otherwise entitled to hold our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Fidelity Transfer.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of September 30, 2011.

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

On July 26, 2010, May 23, 2011 and July 26, 2011, we issued 3,709,500, 3,890,000 and 2,400,500 shares of common stock to our employees as part of our 2010 Stock Option Plan, respectively.  The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.03, $0.01 and $0.01 per share for the July 26, 2010, May 23, 2011 and July 26, 2011 issuances consistent with the fair value at the time of issuance including and adjusted for ownership restrictions.

July 26, 2010 Issuance

The shares were issued to officers and employees, as follows:
	Shares	Expense
Anastasios Kyriakides, CEO and President	1,900,000	$57,000
Kenneth Hosfeld, EVP	400,000	12,000
Guillermo Rodriguez, CFO	400,000	12,000
Leo Manzewitsch, Former CTO	400,000	12,000
Sub – total (officers)	3,100,000	93,000
all other employees	609,500	18,285
Total	3,709,500	$111,285

May 23, 2011 Issuance

The shares were issued to officers and employees, as follows:
	Shares	Expense
Anastasios Kyriakides, CEO and President	1,716,500	$12,874
Kenneth Hosfeld, EVP	255,000	1,913
Guillermo Rodriguez, CFO	500,000	3,750
Leo Manzewitsch, Former CTO	500,000	3,750
Dr. George Gabb, Director	50,000	375
Sub – total (officers)	3,021,500	22,662
all other employees	868,500	6,513
Total	3,890,000	$29,175

July 26, 2011 Issuance

The shares were issued to officers and employees, as follows:
	Shares	Expense
Anastasios Kyriakides, CEO and President	1,200,000	$9,000
Kenneth Hosfeld, EVP	200,000	1,500
Guillermo Rodriguez, CFO	200,000	1,500
Leo Manzewitsch, Former CTO	200,000	1,500
Dr. George Gabb, Director	25,000	188
Sub – total (officers)	1,825,000	13,688
all other employees	575,500	4,316
Total	2,400,500	$18,004

Summary of 2010 Stock Option Plan:

Distribution on July 26, 2010	3,709,500	common stock shares
Distribution on May 23, 2011	3,890,000	common stock shares
Distribution on July 26, 2011	2,400,500	common stock shares
	10,000,000	common stock shares

We have issued all approved common shares under our 2010 Stock Option Plan.

2011 Stock Option Plan

On June 15, 2011, Net Talk.com, Inc. (the “Company”) adopted the 2011 Stock Option Plan (the "Plan") which is intended to is to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 30,000,000 shares of the Company’s common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations contains forward-looking   statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in ”Risk Factors," or faulty assumptions on our part. In addition, the following discussion should be read in conjunction with the audited financial statements and the related notes thereto included elsewhere in this Annual Report.

Background

Prior to September 10, 2008, we were engaged in the development of advertising services and strategies. On September 10, 2008, our management and Board of Directors committed to the discontinuance and disposal of our advertising business. We disposed of this asset to be able to concentrate our efforts exclusively on the deployment of our VOIP products.

Liquidity and Capital Resources

We have prepared our financial statements as a going concern.  During the years ended September 30, 2011 and 2010, we generated net losses of $26,176,565 and $6,306,963, respectively. We used cash in our operations in the amounts of $7,100,648 and $2,878,544 during the years ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, we had cash on hand of $3,583,449.

Statement of cash flow data:

	September 30, 2011	September 30, 2010

Net cash provided (used) in operating activities	$(7,100,648)	$(2,878,544)
Net cash provided (used) in investing activities	$(747,587)	$(2,054,170)
Net cash provided (used) in financing activities	$10,410,000	$4,943,700

Our largest operating expenditures currently consist of the following items: $26,050 per month on leasing our corporate office space and network operational center (NOC) and includes our base rent and associated utility expenses and $200,000 per month on payroll.

Our current long term business plan contemplates acquiring the ongoing business of related companies, either through asset acquisitions, consolidations or mergers.

Borrowing Arrangements

Long-term and short term debt

The carrying values of our long term and short term debt consisted of the following as of September 30, 2011 and 2010:

	2011	2010

$3,500,000 face value 10% debenture, due June 30, 2012 (short-term)	$1,695,404	$-
$5,266,130 face value 12% debenture, due July 1, 2013	2,564,290	-
$2,000,000 face value 12% notes, due July 1, 2013	802,730
$3,146,000 face value 12% convertible debenture, due June 30, 2011	-	3,146,000
$587,166 face value 12% convertible debenture, due July 20, 2011	-	587,166
$1,265,607 face value 12% convertible debenture, due September 30, 2011	-	1,265,607
Total	$5,062,424	$4,998,773

Conversion of Convertible Debentures:

On June 30, 2011, the holders of our 12% secured convertible debentures converted the debentures with a total face value of $4,998,773 for an aggregate of 19,995,092 shares of common stock, which was in accordance with the contractual conversion price of $0.25.

The outstanding short and long term debt is secured by a lien of all our assets.

The following constitute events of default under the secured long-term debt held by Vicis Capital Master Fund: (i) failure to pay any interest or principal payment when due; (ii) failure to observe any covenant contained in the secured debenture or the purchase agreement that we executed in connection with the issuance of the secured debenture; (iii) the occurrence of an event of default by us under any other material agreement or lease; (iv) entry of a judgment against us in excess of $150,000; and (v) the appointment of a receiver, the filing of bankruptcy by us, or if we otherwise become insolvent. Additionally, if we seek to prepay the secured debentures, we must pay a prepayment penalty equal to 110% of the then outstanding principal, plus all other amounts due.

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

Results of Operations

Comparison - fiscal years ended September 30, 2011 and 2010

Revenues: Our operating income amounted to $2,720,465 and $737,498 for the fiscal years ended September 30, 2011 and 2010, respectively.  The increase in revenues relates tosales to several brick and mortar retail customers and increasing sales volume during the year ended December 31, 2011.

Cost of sales: Our cost of sales amounted to $3,098,366 and $1,453,332 for the fiscal years ended September 30, 2011 and 2010, respectively. The increase in cost of sales relates to increased sales primarily driven by sales to our newly acquired retail customers and increasing sales volume during the year ended December 31, 2011.

Advertising:  Our advertising expenses amounted to $1,701,489 and $357,413 for fiscal years ended September 30, 2011 and 2010. The breakdown of our advertising expense is as follows:

	September 30,
	2011	2010

Infomercial/production time	$-	$18,400
Media and others	1,514,992	339,013
Smartphone	186,498	-
Total	$1,701,490	$357,413

Compensation and Benefits: Our compensation and benefits expense amounted to $1,262,994 and $477,576 for fiscal years ended September 30, 2011 and 2010.   This amount represents normal salaries and wages paid to management members and employees.  The increase is due to the addition of employees in our development, engineering and operations departments.  Total employees increased from 35 at September 30, 2010 to 52 at September 30, 2011

Professional Fees: Our professional fees amounted to $235,756 and $255,471 for fiscal years ended September 30, 2011 and 2010, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services related to general business and being a public company.

Depreciation and Amortization: Depreciation and amortization amounted to $356,688 and $363,335 for fiscal years ended September 30, 2011 and 2010.  These amounts represent amortization of our long-lived tangible and intangible assets using the straight-line method and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During fiscal years ended September 30, 2011 and 2010, we did not calculate or record impairment charges, however, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to   expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time our main products, the DUO are being sold in the market place.  Therefore, research and development cost reported in our financial statements relates to pre – marketing cost and are expensed accordingly.

Components of Research and development:	September 30, 2011	September 30, 2010

Product development and engineering	$405,645	$119,933
Payroll and benefits	497,724	255,264
Total	$903,369	$375,197

General, Selling and Administrative Expenses: General, selling and administrative expenses amounted to $1,484,971 for the fiscal year ended September 30, 2011 as compared to $547,075 for the year ended September 30, 2010 and consisted of general corporate expenses.

Our general and administrative expenses are made up of the following items:

Items	September 30, 2011	September 30, 2010

Bad debt	$-	$21,707
Insurance	116,023	73,801
Software support	42,883	26,671
Rent and occupancy	277,228	175,876
Taxes and licenses	77,661	17,538
Travel	176,031	85,088
Distribution, processing and commissions	434,885	-
Other	360,260	146,394
Total	$1,484,971	$547,075

Loss from operations: Loss from operations amounted to $6,323,169 and $3,091,901 for the fiscal year ended September 30, 2011 and 2010.  The increase in net loss resulted primarily from an increase in payroll and advertising expense to sustain our growth in the retail segment and support awareness of the Company’s products.  Research and development expenses increased as a result of the DUO WIFI and other products expected to roll out during 2012.

Interest Expense: Interest expense amounted to $1,070,522 for the fiscal year ended September 30, 2011 as compared to $1,058,363 for the fiscal year ended September 30, 2010. Such amount represented (i) stipulated interest under our aggregate $4,998,773 face value convertible debentures that were converted to common stock during the year and our secured debentures issued on August 8, 2011, (ii) the related amortization of premiums and discounts  (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative Income (Expense): Derivative income (expense) amounted to $(17,280,018) for the fiscal year ended September 30, 2011 as compared to derivative income of $1,445,632 for the year ended September 30, 2010. Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also had certain compound derivative financial instruments related to our $4,998,773 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

 Debt extinguished:  Debt extinguished amounted to $1,293,538 for the fiscal year ended September 30, 2011 as compared to $3,617,983 for the fiscal year ended September 30, 2010.  The amount represents loss recognized related to the June 30, 2011 transaction whereupon the investor converted debt into shares of our common stock and was granted inducement warrants to convert such debt; expense was also incurred to settle accrued interest as part of the transaction.  The expense incurred during the Fiscal Year Ended September 30, 2011 related to the issuance of new debentures on February 24, 2010.

Net Loss: Net loss amounted to $26,176,565 for the fiscal year ended September 30, 2011, as compared to a net loss of $6,306,963 for the fiscal year ended September 30, 2010.

Net Loss Per Common Share: Basic loss per common share represents our net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. Applying this method, 80,942,305 and 20,000,000 shares indexed to warrants and convertible preferred stock, respectively were excluded from our computation because the effect was anti-dilutive. We computed the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

Contractual obligations

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consist of approximately 3,500 square feet. Our lease was extended on June 1st, 2011 for a term of 1 year, terminating on May 31, 2012.  The facility is suitable for our purposes and is expected to accommodate our needs until we move all company operations to our newly purchased building. Rent and associated occupancy expenses for the fiscal year ended September 30, 2011 and 2010 was $277,228 and $175,876, respectively.

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

Revenue recognition

We derive revenue from (i) product sales and (ii) telecom services. All revenues are recognized in accordance with ASC 605, Revenue Recognition and SAB 104 as follows:  when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and finally when we have concluded that amounts are collectible from the customers. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Operating revenue consist of customer equipment sales of our main product the NetTalk DUO (“DUO”), telecommunication service revenues, shipping and handling revenues.

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

Inventory

Inventory consists of the cost of customer equipment and is stated at the lower of cost or market.

At the present time we do not provide for inventory allowance.  As we continue to sell our product we will evaluate the need for such an allowance.
	September 30,
Inventory	2011	2010
Productive material and supplies	$1,109,743	$454,231
Finished products	801,905	114,329
Total	$1,911,648	$568,560

During the year ended September 30, 2011 and 2010, in accordance with our lower of cost or market analyses we did not recorded any lower of cost or market adjustments to our finished goods inventories.

Of our $801,905 of finished goods inventory, $151,564 of it is held on consignment at one of our distributors.
Income taxes

We recognized deferred taxes for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using tax rates in effect for the year since the differences are expected to reverse.  We have recorded a valuation allowance on the assumption that we will not have any future taxable income.

Net operating loss carry-forwards

As of September 30, 2011, we had net operating loss carry-forwards for US federal and state tax purposes expiring at various times from thru 2024.

Recent accounting pronouncements

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update becomes effective in the second quarter of fiscal 2012. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have a material impact on the Company’s financial statements.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2011:

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

Management report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financing reporting for our company.  Internal control over financial reporting is defined in Rule 13a – 15(f) and 15d – 15(f) of the Securities and Exchange Act of 1934 as a process designed by or under the supervision of our principal executive and principal financial officer and effected by board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not detect or prevent misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control – integrated framework. Based on our assessment, management concluded that as of September 30, 2011, our internal control over financial reporting is not effective based on those criteria.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2011:

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

Changes in Internal Controls.

During the year ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.  Other Information

None

Part III

Item 10. Directors, executive officers and corporate governance

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of September 30, 2011. Their ages, positions, dates of initial election or appointment, and the expiration of their terms are as follows:

Name	Age	Position	Period served

Anastasios Kyriakides	63	Director, Chief Executive Officer, Secretary	Sept. 2008 to present

Kenneth A. Hosfeld	60	Director, Vice President Carriers	Sept. 2008 to present

Guillermo Rodriguez	63	Director, Chief Financial Officer	Sept. 2008 to present

Dr. Dr. George Gabb,	43	Director, Information Technology	May 2011 to present

Unless expressly indicated in the above table, each director and officer will serve in these capacities until their successors are duly elected, qualified and seated in accordance with the Company’s Articles of Incorporation and Bylaws.

Departure of Directors and Certain Officers

On September 12, 2011, Leo Manzewitsch resigned as Chief Technical Officer and Director of NetTalk.com, Inc.  To the best of our knowledge, no Executive Officer of the Company is aware of any disagreements between the Company and Leo Manzewitsch and the he did not furnish the Company with any written correspondence concerning the circumstances surrounding his resignation.

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

Dr. George Gabb, Director.

Mr. Gabb has over 18 years of experience within the education field.  Currently he oversees the Computer Information Systems department at Miami Dade College North Campus (“MDC”), covering a wide variety of programming languages.  Mr. Gabb has been with MDC since 1998 and has a total of 18 years of experience within the education field. Prior to his stay at MDC, he held a variety of Director-level academic IT-related positions. In addition to his academic background, Mr. Gabb is a member of the Florida Bar. He holds a B.S. in Psychology, M.S. in Computer Information Systems, and a J.D. from Nova Southeastern University.

Significant employees

Other than the executive officers named above, the Company does not have any “significant employees.”

Family relationship

None.

Involvement in legal proceedings

No officer, director, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoying, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
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

Employment Agreements

On May 6, 2009, the Company entered into an Employment Agreement with Anastasios N. Kyriakides (the “Kyriakides Employment Agreement”) pursuant to which Mr. Kyriakides agreed to continue his service as President and Chief Executive Officer of the Company through May 5, 2012.  On May 16, 2011, the employment agreement was amended to extend Mr. Kyriakides current service period for a three year period, ending May 16, 2014 with an automatic two year renewal, increase his salary to $250,000 starting January 1, 2012 and include a change of control clause which requires a cash payment of $1,500,000 if a change in control within the Company occurs.

Under the pre-revised Kyriakides Employment Agreement, Mr. Kyriakides’ base salary was $150,000 per annum, subject to annual increases at the discretion of the Board of Directors. Still applicable from the pre-revised agreement are the following:Mr. Kyriakides is (a) eligible for an annual performance based cash bonus up to a maximum annual award of $112,500 to be determined based upon profitability of the Company, (b) eligible to receive a onetime award on May 5, 2012 of shares of common stock having a maximum value of up to $168,750 to be determined based upon profitability of the Company during the 3 year period ending on May 5, 2012, (c) entitled to receive health benefits and life insurance coverage, (d) entitled to receive a monthly car allowance not to exceed $500 a month, (e) eligible to receive other stock grants and/or options to purchase shares of the Company’s common stock in amounts and upon terms as determined by the Company’s Board of Directors from time to time The Kyriakides Employment Agreement may be terminated by the Board of Directors at any time for cause, provided that Mr. Kyriakides receives notice of such termination and fails to cure the alleged breach. Upon termination by the Company without cause or resignation by Mr. Kyriakides for good reason, Mr. Kyriakides is entitled to receive his base salary, as severance, for a 12 month period.

On May 16, 2011, we executed an Amended Employment Agreement with Mr. Kyriakides our Chief Executive Officer and President as follows:

Salary set at $199,000 per year and $250,000 starting on January 1, 2012.

Three year term with automatic renewal of two years.

Change of control cash payment set at $1,500,000

Currently, with the exception of Mr. Kyriakides Employment Agreement, all other employment with the Company is at will and may be terminated by either the employee or the Company at any time. We require each of our three executive officers to execute a Confidentiality and Non-Competition Agreement.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the fiscal year ended September 30, 2011, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended September 30, 2011, we believe that during the year ended September 30, 2011, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics for our officers, directors and employees. A copy of the Code of Ethics is attached to our Form 10-K for the fiscal year ended September 30, 2010 filed on December 15, 2010 as Exhibit 14.

Item 11. Executive compensation

Compensation of our executive officers

The following table contains compensation information for our executive officers for the fiscal years ended September 30, 2011 and September 30, 2010. No other officer received compensation greater than $100,000 for either fiscal year. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of common stock granted by us.

Name and Position	Year	Salary		Common Stock Awards		Total
Anastasios Kyriakides, Director,	2011	$190,000	(2)	$21,874	(10)	$211,874
Chief Executive Officer (1)	2010	$178,791	(2)	$57,000	(4)	$235,791
Kenneth Hosfeld, Director,	2011	$96,0000	(8)	$3,413	(11)	$99,413
Executive Vice President (7)	2010	$96,000	(8)	$12,000	(9)	$108,000
Guillermo Rodriguez, Director,	2011	$85,000	(5)	$5,250	(12)	$90,250
Chief Financial Officer (4)	2010	$81,200	(5)	$12,000	(6)	$93,200

(1)
Mr. Kyriakides was appointed to serve as our Chief Executive Officer on September 10, 2008. All amounts reflected in this table are from the date of Mr. Kyriakides appointment to the end of fiscal years.

(2)	Mr. Kyriakides annual salary increased to $199,000 during the fiscal year ended September 30, 2011 and increases to $250,000 at January 1, 2012 per his amended employment agreement dated May 16, 2011.

(3)	The Board of Directors granted Mr. Kyriakides a stock grant of 1,900,000 shares on July 26, 2010. The stock was valued at $0.03 per share including adjustment for ownership restriction

(4)	Mr. Rodriguez was appointed to serve as Chief Financial Officer on September 30, 2008. All amounts reflected in this table are from the date of Mr. Rodriguez appointment to the end of fiscal years.

(5)	Mr. Rodriguez annual salary was increased to $85,000.00 during the fiscal year ended September 30, 2011.

(6)	The Board of Directors granted Mr. Rodriguez a stock grant of 400,000 shares on July 26, 2010. The stock was valued at $0.03 per share including adjustment for ownership restriction.

(7)	Mr. Hosfeld was appointed to serve as our Executive Vice President on September 30, 2008. All amounts reflected in this table are from the date of Mr. Hosfeld appointment to the end of fiscal years.

(8)	Mr. Hosfeld annual salary is $96,000.00.

(9)	The Board of Directors granted Mr. Hosfeld a stock grant of 400,000 shares on July 26, 2010. The stock was valued at $0.03 per share including adjustment for ownership restriction.

(10)
The Board of Directors granted Mr. Kyriakides a stock grant of 1,716,500 and 1,200,000 of the Company’s common stock on May 23 and July 26, 2011, respectively.  The stock was valued at $0.01 per share including adjustment for ownership restriction.

(11)
The Board of Directors granted Mr. Hosfeld a stock grant of 255,000 and 200,000 of the Company’s common stock on May 23 and July 26, 2011, respectively.  The stock was valued at $0.01 per share including adjustment for ownership restriction

(12)
The Board of Directors granted Mr. Rodriguez a stock grant of 500,000 and 200,000 of the Company’s common stock on May 23 and July 26, 2011, respectively.  The stock was valued at $0.01 per share including adjustment for ownership restriction

Overview

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

2010 Stock option plan (Share-based payments employees):

On July 26, 2010, May 23, 2011 and July 26, 2011 we issued 3,709,500, 3,890,000 and 2,400,000 shares of common stock to our employees as part of our 2010 Stock Option Plan.  We have issued all approved common shares under our 2010 Stock Option Plan.
The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.03, $0.01 and $0.01, respectively per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

The shares were issued to officers and employees, as follows:
	Shares	Expense
Anastasios Kyriakides, CEO and President	1,900,000	$57,000
Kenneth Hosfeld, EVP	400,000	12,000
Guillermo Rodriguez, CFO	400,000	12,000
Leo Manzewitsch, CTO	400,000	12,000
Sub – total (officers)	3,100,000	93,000
all other employees	609,500	18,285
Total	3,709,500	$111,285

May 23, 2011 Issuance

The shares were issued to officers and employees, as follows:
	Shares	Expense
Anastasios Kyriakides, CEO and President	1,716,500	$12,874
Kenneth Hosfeld, EVP	255,000	1,913
Guillermo Rodriguez, CFO	500,000	3,750
Leo Manzewitsch, Former CTO	500,000	3,750
Dr. George Gabb, Director	50,000	375
Sub – total (officers)	3,021,500	22,662
all other employees	868,500	6,513
Total	3,890,000	$29,175

July 26, 2011 Issuance

The shares were issued to officers and employees, as follows:
	Shares	Expense
Anastasios Kyriakides, CEO and President	1,200,000	$9,000
Kenneth Hosfeld, EVP	200,000	1,500
Guillermo Rodriguez, CFO	200,000	1,500
Leo Manzewitsch, Former CTO	200,000	1,500
Dr. George Gabb, Director	25,000	188
Sub – total (officers)	1,825,000	13,688
all other employees	575,500	4,316
Total	2,400,500	$18,004

We have issued all approved common shares under our 2010 Stock Option Plan.

2011 Stock Option Plan

On June 15, 2011, Net Talk.com, Inc. (the “Company”) adopted the 2011 Stock Option Plan (the "Plan") which is intended to is to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 30,000,000 shares of the Company’s common stock.

Compensation of Directors

None of the Company’s directors have received any additional cash or equity remuneration since inception for their services as Directors except for Dr. George Gabb, one of the Company’s Board of Directors, who received 75,000 shares of stock valued at $563 during the fiscal year ended September 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of September 30, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title	Name of beneficiary	Amount and nature of owner (2)		Percent

Common stock	Anastasios Kyriakides	6,980,900	(3)	5.8 0%
Common stock	Kenneth A. Hosfeld	1,955,000		1.4%
Common stock	Guillermo Rodriguez	2,200,000		1.5%
Common stock	Dr. George Gabb	75,000		.01%
Executive officers and directors (4 persons)		11,210,900		8.71%
Common stock	Vicis Capital Master Fund	116,859,612	(4)	83.23%
Total Common stock of officers, directors and beneficial owners		128,070,512		91.94%

(1)	Unless otherwise indicated, the address of each shareholder is 1100 NW 163rd Drive, Miami, Florida 33169. Vicis Capital Master Fund is located in New York, NY.

(2)
Beneficial ownership of shares is determined under Rule 13d-3(d)(1) of the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power and the number of shares that can be acquired within sixty (60) days upon exercise of an option or conversion of warrants and debentures. Common stock subject to these convertible securities are deemed to be outstanding for the purpose of computing   the ownership percentage of the person holding such convertible security, but are not deemed to be outstanding  for the purpose of computing the ownership percentage of any other person. Applicable percentage of ownership is based on 140,407,197 of fully diluted shares of Net Talk.com, Inc. common stock being issued and outstanding as of September 30, 2011.

(3)
Includes: (a) 6,926,500 shares of common stock owned by Kyriakides Investments, LLC. and  (b) 54,400 shares of common stock issuable upon exercise of a Series A Common Stock Purchase Warrant,  which may be exercised, at the option of the holder, at an exercise price of $0.25 per share

(4)
Includes:  19,995,092 shares of common stock, 20,000,000 shares of common stock issuable upon conversion of 12% Redeemable preferred stock. It also includes 76,864,520 shares of common stock issuable upon exercise of Common Stock Purchase WarrantS, which may be exercised, at the option of the holder, at an exercise price of $0.50 per share.

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

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2011 and 2010 were $47,800 and $54,598, respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees paid for tax or consulting services for fiscal years ended September 30, 2011 or 2010.

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

NET TALK.COM, INC.

Date: December 22, 2011	By: /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: December 22, 2011	By: /s/ Guillermo Rodriguez
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

Name	Position

Chief Executive Officer (Principal Executive Officer)
Anastasios Kyriakides	and Director

Chief Financial Officer (Principal Financial Officer
Guillermo Rodriguez	and Principal Accounting Officer) and Director

Executive Vice President and Director
Kenneth Hosfeld

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetTalk.com, Inc.
Miami, Florida

We have audited the accompanying balance sheet of NetTalk.com, Inc as of September 30, 2011 and 2010 and the related statement of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetTalk.com, Inc. as of September 30, 2011 and 2010, and the results of their operations, changes in their stockholders’ deficit and their cash flows for the years ended September 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Meeks International, LLC
Tampa, Florida
December 21, 2011

Net Talk.com, Inc.
Balance Sheets

	September 30,	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,583,449	$1,021,684
Restricted cash	140,420	2,017,655
Accounts receivable, net of allowance for bad debts of $0 and $22,749, respectively	696,341	39
Inventory	1,911,648	568,560
Prepaid expenses	4,820	238,651
Note receivable	52,000	-
Total current assets	6,388,678	3,846,589

Building, telecommunications equipment, land and other property, net	2,995,223	578,618
Intangible assets, net	149,137	366,361
Other assets	39,754	23,000
Total assets	$9,572,792	$4,814,568

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$1,201,331	$534,725
Accrued dividends	554,767	93,000
Accrued expenses	304,263	58,515
Deferred revenue	1,022,890	92,906
Short term debt	1,695,404	-
Current portion of senior secured convertible debentures	-	4,998,773
Current portion of derivative liabilities	-	5,905,622
Total current liabilities	4,778,665	11,683,541

Senior debenture	3,367,020	-
Total liabilities	8,145,675	11,683,541

Redeemable preferred stock, $.001 par value, 10,000,000 shares authrorized, 500 and 300 issued and outstanding as of September 30, 2011 and 2010, respectively	11,727,701	224,968

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 39,464,892 and 13,429,300 issued and outstanding as of September 30, 2011 and 2010, respectively	39,465	13,430
Preferred stock to be issued at future dates	-	2,000,000
Additional paid in capital	28,258,375	3,314,488
Accumulated deficit	(38,598,424)	(12,421,859)
Total stockholders' deficit	(10,300,584)	(7,093,941)

Total liabilities, redeemable preferred stock and stockholders' deficit	$9,572,792	$4,814,568

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Year Ended
	September 30,
	2011	2010

Revenues	$2,720,465	$737,498
Cost of sales	3,098,366	1,453,332
Gross margin	(377,901)	(715,834)

Advertising and marketing	1,701,490	357,413
Compensation and benefits	1,262,994	477,576
Professional fees	235,756	255,471
Depreciation and amortization	356,688	363,335
Research and development	903,369	375,197
General and administrative expenses	1,484,971	547,075
Total operating expenses	5,945,268	2,376,067

Loss from operations	(6,323,169)	(3,091,901)

Other income (expenses):
Interest expense	(1,070,522)	(1,058,363)
Derivative income (expense)	(17,280,018)	1,445,632
Debt extinguished	(1,293,538)	(3,617,983)
Interest income	4,160	15,652
Gain (loss) on sale of assets	(213,478)	-
	(19,853,396)	(3,215,062)

Net loss	(26,176,565)	(6,306,963)

Reconciliation of net loss to loss applicable to common stockholders:
Accretion of preferred stock	(923,778)	(93,000)
Preferred stock dividends	(586,667)	-

Loss applicable to common stockholders	$(27,687,010)	$(6,399,963)

Loss per common shares:
Basic and diluted earnings per common share	$(1.40)	$(0.60)

Weighted average shares:
Basic and diluted	19,792,214	10,654,797

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Year Ended
	September 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(26,176,565)	$(6,306,963)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	139,464	124,709
Amortization	217,224	238,627
Amortization of finance costs	-	72,341
Amortization of debt discount	331,605	479,404
Bad debt expense	-	21,708
Warranty expense	-	3,650
Derivative fair value adjustments	17,280,018	(1,445,632)
Issuance of common stock for services	-	111,286
Extinguishment of debt	1,293,538	3,617,983
Stock based compensation	47,927	-
Cancellation of shares for services	(271,288)	-
Changes in assets and liabilities:
Accounts receivables	(696,302)	25,610
Prepaid expenses and other assets	233,831	(233,644)
Inventories	(1,343,088)	(450,848)
Deferred revenues	929,984	82,864
Accounts payable	666,604	269,814
Accrued expenses	246,399	510,547
Net cash (used) in operating activities	(7,100,648)	(2,878,544)
Cash flow used in investing activities:
Restricted cash	1,877,235	(2,017,655)
Acquisition of corporate offices and operations center and fixed assets	(2,608,069)	(38,012)
Decrease in deposits	(16,753)	1,497
Net cash (used) in investing activities:	(747,587)	(2,054,170)
Cash flow from financing activities:
Isssuance of senior debentures	10,500,000	-
Issuance of preferred stock and warrants	-	5,000,000
Cash paid for dividends on preferred stock	(90,000)	-
Payment on loans from officers	-	(56,300)
Net cash provided from financing activities	10,410,000	4,943,700
Net increase in cash	2,561,765	10,986
Cash and equivalents, beginning	1,021,684	1,010,698
Cash and equivalents, ending	3,583,449	1,021,684
		-
Supplemental disclosures:
Cash paid for interest	$149,953	$-
Cash paid for income taxes	$-	$-
Cash paid for preferred stock dividends	$90,000	$125,000

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.
Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at September 30, 2009	-	-	9,719,800	9,720	3,458,825	(5,242,577)	(1,774,032)
Stock based compensation	-	-	3,709,500	3,710	107,575	-	111,285
Preferred stock to be issued at a future date	4,000	2,000,000	-	-	-	-	2,000,000
Issuance of preferred shares	-	-	-	-	(251,912)	(689,319)	(941,231)
Preferred stock dividends	-	-	-	-	-	(183,000)	(183,000)
Net loss	-	-	-	-	-	(6,306,963)	(6,306,963)
Balance at September 30, 2010	4,000	2,000,000	13,429,300	13,430	3,314,488	(12,421,859)	(7,093,941)

Cancellation of common shares for services	-	-	(1,000,000)	(1,000)	(249,000)	-	(250,000)
Accretion of preferred stock	-	-	-	-	(2,782,132)	-	(2,782,132)
Reclass of preferred stock to mezzanine and derivative liabilities	(4,000)	(2,000,000)					(2,000,000)
Preferred stock dividends	-	-	-	-	(586,667)	-	(586,667)
Settlement shares			750,000	750	366,750		367,500
Reclassification of warrants from liability to equity	-	-	-	-	6,963,800	-	6,963,800
Conversion of convertible notes to common stock	-	-	19,995,092	19,995	13,776,618	-	13,796,613
Inducement warrants to convert debt to equity	-	-	-	-	390,800	-	390,800
Modification of Mezzanine preferred stock and compound embedded derivatives treated as an extinguishment	-	-	-	-	553,391	-	553,391
Settlement of accrued interest	-	-	-	-	416,014	-	416,014
Warrants issued with debt financings	-	-	-	-	6,053,418	-	6,053,418
Stock issuance related to 2010 stock option plan	-	-	6,290,500	6,290	40,895	-	47,185
Net loss	-	-	-	-	-	(26,176,565)	(26,176,565)
Balance at September 30, 2011	-	-	39,464,892	39,465	28,258,375	(38,598,424)	(10,300,584)

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.
Notes to Financial Statements
Year ended September 30, 2011 and 2010

Note 1 – Nature of operations and basis of presentation

Net Talk.com, Inc. (“Nettalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the DUO and DUO WIFI, both analog telephone adapters that provides connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI can connect to an internet hotspot without the use of an Ethernet cable.  Our DUO and DUO WIFI and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  Our DUO and DUO WIFI provide one USB port, one Ethernet port and one analog telephone port. The DUO WIFI offers an additional wireless chip that allows it to connect to internet hotspots without the use of an Ethernet cable. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO and DUO WIFI are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

Note 2 – Liquidity and management’s plans:

The preparation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $6,238,169 and $3,091,901 during the years ended September 30, 2011 and 2010, respectively. In addition, during these periods, we used cash of $7,100,648 and $2,878,544 during the years ended September 30, 2011 and 2010, respectively, in support of our operating activities. As of September 30, 2010, we have cash on hand of $3,583,449 and total working capital of $1,796,204. Since our inception, we have been substantially dependent upon funds raised through the issuance of senior secured convertible debentures and the sale of preferred and common stock and warrants to sustain our operating and investing activities. The concerns regarding our liquidity have been alleviated as explained in our management’s plans in the following paragraphs of this footnote.

Our management began implementing strategic plans designed and developed with the intention of alleviating ongoing operating losses. The principal focus of these plans is an intensified emphasis on the redesign of our consumer products and services. We believe that the planned model will provide more predictable revenue streams as well as current and long-term profitability by providing for next-version, next-generation and follow-on opportunities to our branded products and services.

The Company received $10,500,000 from the issuance of senior secured convertible debentures during the year ended September 31, 2011 and $5,000,000 in funding from the sale of preferred stock and warrants and similar transactions during the year ended September 30, 2010. Notwithstanding this additional funding, our ability to continue as a going concern for a reasonable period is dependent upon us receiving funding from our primary funding source and achieving our management’s plans for the Company’s reorganization and, ultimately, generating profitable operations from those restructured operations. We cannot give any assurances regarding the success of management’s plans. Our consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should we be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies:

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

Revenue recognition

We derive revenue from (i) product sales and (ii) telecom services. All revenues are recognized in accordance with ASC 605, Revenue Recognition and SAB 104 as follows:  when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and finally when we have concluded that amounts are collectible from the customers. Shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Operating revenue consist of customer equipment sales of our main product the NetTalk DUO (“DUO”), telecommunication service revenues and shipping and handling revenues.

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

Inventory

Inventories are recorded at cost or market, whichever is lower.

Inventory	2011	2010

Productive material and supplies	$1,109,743	$454,231
Finished products	801,905	114,329
Total	$1,911,648	$568,560

During the year ended September 30, 2011 and 2010, in accordance with our lower of cost or market analyses we did not recorded any lower of cost or market adjustments to our finished goods inventories.

Of our $801,904 of finished goods inventory, $151,564 of it is held on consignment at one of our distributors.

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

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product.   At this time our main product the NetTalk DUO is being sold in the market place through both Ecommerce and Brick and Mortar retail establishments.  We plan on rolling out our DUO WIFI in February of 2012. Therefore, research and development cost reported in our financial statements relates to pre – marketing costs of our DUO WIFI and other products we are currently working on and preparing for release in the market place. Research and development costs are expensed accordingly.

	September 30,
Components of Research and development:	2011	2010
Product development and engineering	$405,645	$119,933
Payroll and benefits	497,724	255,264
Total	$903,369	$375,197

Reclassifications

Certain reclassifications have been made to prior years financial statements in order to conform to the current year’s presentation.  The reclassification had no impact on net earnings previously reported.

 Share-Based Payment Arrangements

In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per shares (“EPS”).  This guidance addresses whether instruments granted in share – based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two - class method.  This guidance was effective for fiscal years beginning on December 15, 2008.  Adoption of this guidance did not have a material impact on our results of operations and financial position, or on basic or diluted EPS.

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

2010 Stock option plan (Share-based payments employees):

On July 26, 2010, May 23, 2011 and July 26, 2011 we issued 3,709,500, 3,890,000 and 2,400,500 shares of common stock to our employees as part of our 2010 Stock Option Plan.  We have issued all approved common shares under our 2010 Stock Option Plan.
The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.03, $0.01 and $0.01, respectively per share consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

July 26, 2011 Issuance

The shares were issued to officers and employees, as follows:

	Shares	Expense
Anastasios Kyriakides, CEO and President	1,900,000	$57,000
Kenneth Hosfeld, EVP	400,000	12,000
Guillermo Rodriguez, CFO	400,000	12,000
Leo Manzewitsch, Former CTO	400,000	12,000
Sub – total (officers)	3,100,000	93,000
all other employees	609,500	18,285
Total	3,709,500	$111,285

May 23, 2011 Issuance

The shares were issued to officers and employees, as follows:

	Shares	Expense
Anastasios Kyriakides, CEO and President	1,716,500	$12,874
Kenneth Hosfeld, EVP	255,000	1,913
Guillermo Rodriguez, CFO	500,000	3,750
Leo Manzewitsch, Former CTO	500,000	3,750
Dr. George Gabb, Director	50,000	375
Sub – total (officers)	3,021,500	22,662
all other employees	868,500	6,513
Total	3,890,000	$29,175

July 26, 2011 Issuance

The shares were issued to officers and employees, as follows:

	Shares	Expense
Anastasios Kyriakides, CEO and President	1,200,000	$9,000
Kenneth Hosfeld, EVP	200,000	1,500
Guillermo Rodriguez, CFO	200,000	1,500
Leo Manzewitsch, Former CTO	200,000	1,500
Dr. George Gabb, Director	25,000	188
Sub – total (officers)	1,825,000	13,688
all other employees	575,500	4,316
Total	2,400,500	$18,004

We have issued all approved common shares under our 2010 Stock Option Plan.

2011 Stock Option Plan

On June 15, 2011, Net Talk.com, Inc. (the “Company”) adopted the 2011 Stock Option Plan (the "Plan") which is intended to is to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 30,000,000 shares of the Company’s common stock.

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

Note 4 – Building, Telecommunications Equipment, Land and Other Property:

Telecommunications equipment and other property consist of the following:		September 30,
	Life	2011	2010

Telecommunication equipment	7	$286,531	$674,362
Computer equipment	5	121,944	107,092
Building	35	2,448,364	-
Office equipment and furnishing	7	29,914	23,760
Purchased software	3	25,787	20,655
Land	NA	270,000	-
Sub – total		3,182,540	825,869
Less: accumulated depreciation		(187,317)	(247,251)
Total		$2,995,223	$578,618

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease. Depreciation of the above assets amounted to $139,464 and $124,709 for the fiscal years ended September 30, 2011 and 2010, respectively.

Note 5 - Intangible Assets:

Intangible assets consist of following:	Life	September 30,
		2011	2010
Trademarks	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(702,851)	(485,627)
		$149,137	$366,361
Amortization of the above intangible assets amounted to $217,224 and $238,627 for years ended September 30, 2011 and 2010, respectively.

Estimated future amortization of intangible assets for each year ending after September 30, 2011, is as follows:

2012	78,924
2013	70,213
Total	$149,137

Note 6 – Secured Convertible Debentures, Secured Long-Term Debentures and Short Term Debt

The carrying values our long-term and short term debt consisted of the following as of September 30, 2011 and 2010:

	2011	2010

$2,000,000 face value 12% debenture, due July 1, 2013	$802,730	$—
$3,500,000 face value 10% debenture, due June 30, 2012	1,695,404	—
$5,266,130 face value 12% debenture, due July 1, 2013	2,564,290	—
$3,146,000 face value 12% convertible debenture, due June 30, 2011	—	3,146,000
$587,166 face value 12% convertible debenture, due July 20, 2011	—	587,166
$1,265,607 face value 12% convertible debenture, due September 25, 2011	—	1,265,607
Total	$5,062,424	$4,998,773

Issuance of Non-Convertible Debentures

On August 8, 2011 and September 30, 2011, we issued face value $2,000,000 12% debentures, due July 1, 2013, and face value $3,500,000 10% debentures, due June 30, 2012, respectively, for aggregate cash of $5,500,000. Concurrent with these financing transactions we also issued the investor warrants to purchase an aggregate of 18,000,000 shares of our common stock for $0.50 for periods of five years.

We allocated the gross proceeds from the financing transactions to the debentures and the warrants based upon their relative fair values, as reflected in the following table:

August 8, 2011 Financing Arrangement		Relative
	Fair Values	Fair Values
$2,000,000 face value of debentures	$2,127,063	$721,642
Warrants to purchase 8,000,000 shares of common stock	3,768,000	1,278,358
	$5,895,063	$2,000,000

September 30, 2011 Financing Arrangement		Relative
	Fair Values	Fair Values
$3,500,000 face value of debentures	$3,560,675	$1,695,404
Warrants to purchase 10,000,000 shares of common stock	3,790,000	1,804,596
	$7,350,675	$3,500,000

The fair value of the debentures was computed based upon the present value of all future cash flows, using a credit risk adjusted discount rates ranging from 7.63% to 7.86%. This discount rate was developed based upon bond curves of companies with similar high risk credit ratings plus a range of 0.25% to 0.36% risk free rate based upon yields for zero coupon government securities with maturities consistent with those of the debentures. The fair value of the warrants was determined using the Binomial Lattice technique. The effective volatility and risk free rates resulting from the calculations were 55.15% — 129.86% and 0.07% — 1.11%, respectively.

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

The fair value of the debentures was computed based upon the present value of all future cash flows, using a credit risk adjusted discount rate of $7.75%. This discount rate was developed based upon bond curves of companies with similar high risk credit ratings plus a 0.50% risk free rate based upon yields for zero coupon government securities with maturities consistent with those of the debentures. The fair value of the warrants was determined using the Binomial Lattice valuation technique. The effective volatility and risk free rate used in the calculation were 113.8% and 1.70%, respectively.

For purposes of the extinguished instrument, we recorded the allocated face value of the debentures and the allocated number of warrants at their fair values. The difference between these amounts and the carrying value of the settled obligation was recorded as an extinguishment loss in our income, as follows:

Extinguishment Calculation
$266,130 face value of debentures	$284,237
Warrants to purchase 1,064,520 shares of common stock	416,014
700,252
Carrying value of settled obligation	266,130
Extinguishment loss	$434,122

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

Conversion of Convertible Debentures:

On June 30, 2011, the holders of our secured convertible debentures converted the debentures for an aggregate of 19,995,092 shares of common stock, which was in accordance with the contractual conversion price. On the date of the conversion, the compound embedded derivatives associated with the secured convertible debentures were adjusted to fair value resulting in a credit to derivative income in the amount of $2,514,209. Following the derivative adjustment, the adjusted carrying value of the compound embedded derivative ($8,797,840) and carrying value of the secured convertible notes ($4,998,773) were combined in the amount of $13,776,613 and reclassified to stockholders equity to give effect to the issuance of the common shares.

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

On February 24, 2010, we exchanged the convertible debentures for newly issued convertible debentures as discussed in the beginning of this footnote.

Note 7 – Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of September 30, 2011 and 2010:

	2011	2010
Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at June 30, 2011; redemption value $5,000,000, and 300 shares issued and outstanding at September 30, 2010; redemption value $5,000,000.

Initial carrying value	$13,246,609	$—
Accumulated accretion	(1,518,908)	224,968
Carrying values	$11,727,701	$224,968

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

Note 8 – Derivative Financial Instruments

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

	June 29, 2011
Derivative Financial Instrument	Indexed Shares	Fair Value	September 30 2010

Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	19,995,092	$8,797,840	$2,276,794
February 24, 2010 Series A Convertible Preferred Stock	12,000,000	5,280,000	1,404,000
October 24, 2010 Series A Convertible Preferred Stock	8,000,000	3,520,000	—

Warrants (dates correspond to financing):
February 24, 2010 Series D warrants, issued with the preferred financing (Note 7)	12,000,000	2,064,000	858,000
February 24, 2010 Series D warrants, issued with the exchange (Note 8)	16,800,000	2,889,600	1,201,200
October 25, 2010 Series D warrants, issued with the financing (Note 7)	8,000,000	1,736,000	—
Financing warrants issued to brokers	2,160,000	—	165,628
Total	78,995,092	$24,287,440	$5,905,622

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

The following table reflects the activity in our derivative liability balances from October 1, 2010 to September 30, 2011:
	Compound	Warrants	Total
Balances at October 1, 2010	$3,680,794	$2,224,828	$5,905,622
Issuances	936,000	440,000	1,376,000
Conversion and redemption	—	—	—
Unrealized derivative (gains) losses	618,764	(512,988)	105,776
Balances at December 31, 2010	5,235,558	2,151,840	7,387,398
Issuances	—	—	—
Conversion and redemption	—	—	—
Reclassifications	—	(274,200)	(274,200)
Unrealized derivative (gains) losses	17,376,491	4,883,960	22,260,451
Balances at March 31, 2011	22,612,049	6,761,600	29,373,649
Conversion and redemption	(8,797,840)	—	(8,797,840)
Reclassifications	(8,800,000)	(6,689,600)	(15,489,600)
Unrealized derivative (gains) losses	(5,014,209)	(72,000)	(5,086,209)
Balances at September 30, 2011	$—	$—	$—

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

June 29, 2011 (Assumptions for BD Warrants are January 11, 2011)	Series D Warrants	BD Warrants	BD Warrants
Contractual strike price	$0.50	—	—
Adjusted strike price (for anti-dilution)	$0.69	—	—
Term to expiration	3.6-4.3	—	—
Implied expected life	3.6-4.3	—	—
Volatility range	94%-114%	—	—
Effective volatility	107%-107%	—	—
Risk-free rate ranges	0.02%-1.47%	—	—
Effective risk free rates	0.42%-0.51%	—	—

September 30, 2010	Series D Warrants	BD Warrants	BD Warrants
Contractual strike price	$0.50	$0.25	$0.50
Adjusted strike price	$0.43	$0.23	$0.43
Volatility	107.9%	111.5%-116.7%	111.5%-116.7%
Term to expiration	4.40	3.33—4.00	3.33—4.00
Risk-free rate	1.27	0.64-1.27	0.64-1.27
Dividends	—	—	—

Note 9 – Commitment and Contingencies:

Leases

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consist of approximately 3,500 square feet. Our lease was extended on June 1st, 2011 for a term of 1 year, terminating on May 31, 2012.  The facility is suitable for our purposes and is expected to accommodate our needs until we move all company operations to our newly purchased building.

On August 8, 2011 we purchased an existing building located in Miami, Florida to be used as our corporate offices and operational center. The building, a 21,675 square foot free standing structure, was purchased for $2,700,000 from Core Development Holdings Corporation, which entity has no relationship to the Company.

Rent and associated occupancy expenses for year ended September 30, 2011 and 2010 was $277,228 and $175,876, respectively.

Employment arrangements

On May 6, 2009, the Company entered into an Employment Agreement with Anastasios N. Kyriakides (the “Kyriakides Employment Agreement”) pursuant to which Mr. Kyriakides agreed to continue his service as President and Chief Executive Officer of the Company through May 5, 2012.  On May 16, 2011, the employment agreement was amended to extend Mr. Kyriakides current service period for a three year period, ending May 16, 2014 with an automatic two year renewal, increase his salary to $250,000 and include a change of control clause which requires a cash payment of $1,500,000 if a change in control within the Company occurs.

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

On May 16, 2011, we executed an Amended Employment Agreement with Mr. Kyriakides our Chief Executive Officer and President as follows:

Salary set at $199,000 per year and $250,000 starting on January 1, 2012.

Three year term with automatic renewal of two years.

Change of control cash payment set at $1,500,000

Currently, with the exception of Mr. Kyriakides Employment Agreement, all other employment with the Company is at will and may be terminated by either the employee or the Company at any time. We require each of our three executive officers to execute a Confidentiality and Non-Competition Agreement.

Note 10 – Income taxes:

Our income tax provision (benefit) for the year ended September 30 consisted of the following:

September 30,
	2011	2010

Current provision	$-	$-
Deferred provision	-	-
Changes in valuation allowance	-	-
	$-	$-

Our effective tax rate differs from statutory tax rates, as follows:	September 30,
	2011	2010

Federal statutory rate	34.0%	34.0%
State rate, net of federal benefit	3.6%	3.6%
Derivative income	4.3%	4.3%
Change in valuation allowance	(41.9)%	(41.9)%
Effective tax rate	0.0%	0.0%

Deferred tax assets and (liabilities) reflects the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of our deferred tax assets are as follows, as of September 30, 2011 and 2010:

	September 30,
	2011	2009
Property and fixed assets	$(37,723)	$(62,704)
Reserves and accruals	8,554	8,554
Net operating loss carry forwards	5,786,133	2,902,843
	5,756,964	2,848,693
Valuation allowance	(5,756.964)	(2,848,693)
Net deferred taxes, after valuation allowance	$-	$-

Our valuation allowance increased $2,908,721 and $1,560,859 during the year ended September 30, 2011 and 2010, respectively.

Based on our prior earnings and sufficiency of income to be utilized in carry back years and future taxable income, it is more likely than not that these net deferred tax assets will not be utilized. Therefore, a valuation allowance has been set up to reduce deferred tax assets to zero. As of September 30, 2011, we have net operating loss carry forward amounting to $10,605,127 that are available, subject to limitations, to offset future taxable income through 2025. All prior tax years, subject to limitations, remain subject to examination by Federal and state taxing authorities.

Note 11 – Subsequent Events:

None