Form 10-KT
period 2011-12-31
NET TALK.COM, INC.
filed 2012-03-26
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2011 to December 31, 2011

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

Yes ☒                       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to this Form 10-KT

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of December 31, 2011, the last business day of the registrant’s most recently completed year end,  was $0.25 .  For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however,  be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2012
Common stock, $0.001 par value per share	39,464,892

Net Talk.com, Inc.

Form 10-KT

For the transition period October 1, 2011 to December 31, 2011

Forward Looking Statements

Certain statements contained in this annual report on Form 10-KT and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “ seek, ” “ anticipate, ” “ believe, ” “ estimate, ” “ expect, ” “ intend, ” “ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue, ” “ may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

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

Part I

Item 1.  Business

Company and Business

We are a telephone company, which provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the “DUO” and the “DUO WIFI”. The DUO WIFI is expected to roll out to customers during March 2012. Both of these products are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI allows users to use these services without an Ethernet cable plugged into the device. We no longer offer the TK 6000 for sale to customers.

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

Our Strategy

We continue to improve and enhance the following factors in building and expanding our customer base:

●	Deployment and distribution of our main products the DUO and DUO WIFI devices.

●	We offer our customers an attractive and innovative value proposition: a portable telephone replacement with multiple and unique features that differentiates our services from the competition.

●	Innovative, high technology and low cost technology platform. We believe our innovative software and network technology platform provides us with a competitive advantage over our competition and allows us to maintain a low cost infrastructure relative to our competitors.

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

Our primary source of revenue is the sale and distribution of our NetTalk DUO. We will be offering our DUO WIFI to customers starting in March of 2012.  We also generate revenue from the sale of accessories to our product and international long distance monthly charges that are billed to our customers.

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

Research and Development

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model.  At this time, our main product the DUO is being sold in the market place. The DUO WIFI will be sold to customers starting in March 2012.   Therefore, research and development cost reported in our financial statements relates development of the DUO WIFI and pre – marketing costs and are expensed accordingly.

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

Item 1 A. Risk factors

This Annual Report on Form 10 KT contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Annual Report. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

Risks Relating to Our Business:

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $3,440,286 and $1,227,549 for the period ended December 31, 2011 and 2010, respectively. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.

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

	Year 2011		Year 2010
	High	Low	High	Low

Three months ended December 31,	$0.58	$0.15	$0.50	$0.21

Holders

As of December 31, 2011, there were 95 registered holders or persons otherwise entitled to hold our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Fidelity Transfer.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of December 31, 2011.

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

We have issued all approved common shares of our 2010 Stock Option Plan.

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

Liquidity and Capital Resources

We have prepared our financial statements as a going concern.  During the years ended December 31, 2011 and 2010, we generated net losses of $3,440,286 and $1,227,549, respectively. We used cash in our operations in the amounts of $2,036,921 and 1,340,545 during the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, we had cash on hand of $1,589,263.

Statement of cash flow data:	December 31, 2011	December 31, 2010

Net cash provided (used) in operating activities	$(2,036,921)	$(1,340,545)
Net cash provided (used) in investing activities	$(7,265)	$(10,705)
Net cash provided (used) in financing activities	$0	$(250,000)

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

Borrowing Arrangements

Long-term and short term debt

The carrying values of our long term and short term debt consisted of the following as of December 31, 2011 and September 30, 2010:

	December 31,	September 30,
	2011	2011
$3,500,000 face value 10% debenture, due June 30, 2012 (short term)	$2,211,483	$1,695,404
$5,266,130 face value 12% debenture, due July 1, 2013	2,841,930	2,564,290
$2,000,000 face value 12% debenture, due July 1, 2013	941,762	802,730
Total	$5,995,175	$5,062,424

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

Results of Operations

Comparison – period ended December 31, 2011 and 2010

Revenues: Our operating revenue amounted to $1,298,623 and $470,374 for the period ended December 31, 2011 and 2010, respectively.  The increase in revenues relates to increase in sales to large retail customers and increase sales volume during the period ended December 31, 2011.

Cost of sales: Our cost of sales amounted to $1,787,815 and $724,988 for the period ended December 31, 2011 and 2010, respectively. The increase in cost of sales relates to increased sales to large retail customers and increasing sales volume during the year ended December 31, 2011.

Advertising:  Our advertising expenses amounted to $606,209 and $109,996 for the period ended December 31, 2011 and 2010. The breakdown of our advertising expense is as follows:

	2011	2010
Media and others	$531,633	$109,996
Smartphone	74,576	-
Total	$606,209	$109,996

Compensation and Benefits: Our compensation and benefits expense amounted to $289,652 and $104,750 for the period ended December 31, 2011 and 2010.  This amount represents normal salaries and wages paid to management members and employees. The increase is due to the addition of employees in our development, engineering and operations departments. Total employees increased from 35 at December 31, 2010 to 52 at December 31, 2011.

Professional Fees: Our professional fees amounted to $136,118 and $68,094 for the period ended December 31, 2011 and 2010, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services related to general business and being a public company.

Depreciation and Amortization: Depreciation and amortization amounted to $60,765 and $90,033 for the period ended December 31, 2011 and 2010.  These amounts represent amortization of our long-lived tangible and intangible assets using the straight-line method and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the period ended December 31, 2011 and 2010, we did not calculate or record impairment charges, however, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

Components of Research and development:	December 31, 2011	December 31, 2010

Product development and engineering	$8,650	$90,147
Payroll and benefits	262,132	95,411
Total	$270,782	$185,558

General, Selling and Administrative Expenses: General, selling and administrative expenses amounted to $497,986 for the period ended December 31, 2011 as compared to $184,282 for the year ended December 31, 2010 and consisted of general corporate expenses, as follows:

Items	December 31, 2011	December 31, 2010

Bad debt	$-	$990
Insurance	41,126	20,380
Software support	1,600	11,225
Rent and occupancy	78,438	54,215
Taxes and licenses	34,254	-
Travel	51,434	52,150
Distribution, processing and commissions	149,203	-
Other	141,931	45,322
Total	$497,986	$184,282

Loss from operations: Loss from operations amounted to $2,350,704 and $997,327 for the period ended December 31, 2011 and 2010. The increase in net loss resulted primarily from an increase in payroll and advertising expense to sustain our growth in the retail segment and support awareness of the Company’s products. .

Interest Expense: Interest expense amounted to $1,090,735 for the period ended December 31, 2011 as compared to $126,000 for the year ended December 31, 2010. Such amount represented (i) stipulated interest under our aggregate $4,998,773 face value convertible debentures that were converted to common stock during the year and our secured debentures issued on August 8, 2011, (ii) the related amortization of premiums and discounts  (iii) the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative Income (Expense): Derivative income (expense) amounted to $0.0 for the period ended December 31, 2011 as compared to derivative income (expense) of $(105,778) for the year ended December 31, 2010. Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also had certain compound derivative financial instruments related to our $4,998,773 face value convertible debentures that had de minimis values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Net Loss: Net loss amounted to $3,440,286 for the period ended December 31, 2011, as compared to a net loss of $1,227,549 for the period ended December 31, 2010.

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

Contractual obligations

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consist of approximately 3,500 square feet. Our lease was extended on June 1st, 2011 for a term of 1 year, terminating on May 31, 2012. The facility is suitable for our purposes and is expected to accommodate our needs until we move all company operations to our newly purchased building. Rent and associated occupancy expenses for the year ended December 31, 2011 and 2010 was $78,436 and $54,215 respectively.

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

Inventory

Inventory consists of the cost of customer equipment and is stated at the lower of cost or market.

At the present time we do not provide for inventory allowance.  As we continue to sell our product we will evaluate the need for such an allowance.

	December 31.	September 30,
Inventory	2011	2011
Productive material and supplies	$1,186,916	$1,109,743
Finished goods	1,019,339	801,905
Total	$2,205,255	$1,911,648

During the year ended December 31, 2011 and 2010, in accordance with our lower of cost or market analyses we did not recorded any lower of cost or market adjustments to our finished goods inventories.

Of our $1,019,339 of finished goods inventory, $170,402 of it is held on consignment at one of our distributors.

Income taxes

We recognized deferred taxes for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using tax rates in effect for the year since the differences are expected to reverse.  We have recorded a valuation allowance on the assumption that we will not have any future taxable income.

Net operating loss carry-forwards

As of December 31, 2011, we had net operating loss carry-forwards in the amount of $14,026,686 for US federal and state tax purposes expiring at various times from thru 2031.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2011:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control – integrated framework. Based on our assessment, management concluded that as of December 31, 2011, our internal control over financial reporting is not effective based on those criteria.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2011:

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

Changes in Internal Controls.

During the year ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 6, 2012 we issued 3,408,500 shares of common stock to our employees as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.01 per share consistent with the fair value at the time of issuance including and adjusted for ownership restrictions.

July 26, 2011 Issuance

The shares were issued to officers and employees, as follows:

	Shares	Expense
Anastasios Kyriakides, CEO and President	1,200,000	$13,800
Kenneth Hosfeld, VP	250,000	2,875
Guillermo Rodriguez, CFO	250,000	2,875

Dr. George Gabb, Director	30,000	345
Sub – total (officers and directors)	1,730,000	19,895
all other employees	1,678,500	19,297
Total	3,408,500	$39,192

Part III

Item 10. Directors, executive officers and corporate governance

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of December 31, 2011. Their ages, positions, dates of initial election or appointment, and the expiration of their terms are as follows:

Name	Age	Position	Period served

Anastasios Kyriakides	63	Director, Chief Executive Officer, Secretary	Sept. 2008 to present

Kenneth A. Hosfeld	60	Director, Vice President	Sept. 2008 to present

Guillermo Rodriguez	63	Director, Chief Financial Officer	Sept. 2008 to present

Dr. George Gabb,	43	Director, Information Technology	May 2011 to present

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

Kenneth Hosfeld, Director, Vice President. Mr. Hosfeld was appointed to serve on the Company’s board of directors in September 2008. Mr. Hosfeld has over twenty-two years of international sales, marketing, and business management experience in the telecommunications industry. Most recently, Mr. Hosfeld served as a member of the board of directors and the executive vice president for Interlink Global Corporation (OTC: ILKG), a provider of private and public telecommunication network and internet services. Prior to joining Interlink, Mr. Hosfeld co-founded NetExpress. He has also served as the Regional Director of Brazil, the Andinos, and the Caribbean for Tellabs, Inc., a global supplier to the dynamic telecommunications industry that designs, manufactures, markets and services voice, data a video transportation tools and networks. While with Tellabs, Mr. Hosfeld secured that company’s first “turn-key” contract which involved a complete, fully managed network deployment including all products and services and project financing. He also opened Tellabs’ offices in Brazil and regularly exceeded revenue targets. Prior to that, Kenneth was Vice President of Nera Latin America, a subsidiary of Nera Telecommunications (formerly ABB), a telecommunications and IT solutions provider for microwave, satellite, wireless broadband access, networking and broadcasting. Mr. Hosfeld had full production and logistic responsibility for the Latin American region, including responsibilities for opening offices throughout Latin America including such countries as Brazil, Colombia, Mexico, and Venezuela, While with the company, Mr. Hosfeld was also able to penetrate the Mexican and Chilean markets. Prior to his work with Nera Latin America, Mr. Hosfeld was responsible for similar product sales in Africa and in China. Mr. Hosfeld speaks over six languages including fluent Spanish and Portuguese. Immediately prior to joining the Company, Mr. Hosfeld served as Executive Vice President of Interlink Global Corporation from 1994 until September, 2008. Interlink Global Corporation provided telecommunications applications utilizing hardware and software that enables its domestic and worldwide users to access the internet as a transmission medium for placing telephone calls.

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

Code of Ethics

We have adopted and previously filed a Code of Ethics for our officers, directors and employees.

Item 11. Executive compensation

Compensation of our executive officers

The following table contains compensation information for our executive officers for the period ended December 31, 2011 and December 31, 2010. No other officer received compensation greater than $100,000 for either fiscal year. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of common stock granted by us.

Name and Position	Three months ended Dec 31,	Salary		Common Stock Awards		Total
Anastasios Kyriakides, Director,	2011	$47,500	(2)	$0	(3)	$47,500
Chief Executive Officer (1)	2010	$47,500	(2)	$0	(3)	$47,500
Kenneth Hosfeld, Director,	2011	$24,000	(8)	$0	(6)	$24,000
Vice President (7)	2010	$24,000	(8)	$0	(6)	$24,000
Guillermo Rodriguez, Director,	2011	$21,250	(5)	$0	(9)	$21,250
Chief Financial Officer (4)	2010	$21,250	(5)	$0	(9)	$21,250

(1)	Mr. Kyriakides was appointed to serve as our Chief Executive Officer on September 10, 2008.

All amounts reflected in this table are from October 1 to December 31, 2011 and 2010 accordingly.

(2)	Mr. Kyriakides annual salary increased to $190,000 during the year ended December 31, 2011 and increases to $250,000 at January 1, 2012 per his amended employment agreement dated May 16, 2011.

(3)	No stock grants given for the three months period ended December 31, 2011 and 2010.

(4)	Mr. Rodriguez was appointed to serve as Chief Financial Officer on September 30, 2008.

All amounts reflected in this table are from October 1 to December 31, 2011 and 2010 accordingly.

(5)	Mr. Rodriguez annual salary was increased to $85,000 during the fiscal year ended December 31, 2011.

(6)	No stock grants given for the three months period ended December 31, 2011 and 2010.

(7)	Mr. Hosfeld was appointed to serve as our Vice President on September 30, 2008.

All amounts reflected in this table are from October 1 to December 31, 2011 and 2010 accordingly.

(8)	Mr. Hosfeld annual salary is $96,000.

(9)	No stock grants given for the three months period ended December 31, 2011 and 2010.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2011 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title	Name of beneficiary	Amount and nature of owner		Percent
Common stock	Anastasios Kyriakides	6,980,900	(3)	5.80%
Common stock	Kenneth A. Hosfeld	1,955,000		1.4%
Common stock	Guillermo Rodriguez	2,200,000		1.5%
Common stock	Dr. George Gabb	75,000		.01%
Executive officers and directors (4 persons)		11,210,900		8.71%

Common stock	Vicis Capital Master Fund	116,859,612	(4)	83.23%
Total Common stock of officers, directors and beneficial owners		128,070,512		91.94%

(1)	Unless otherwise indicated, the address of each shareholder is 1100 NW 163rd Drive, Miami, Florida 33169. Vicis Capital Master Fund is located in New York, NY.

(2)	Beneficial ownership of shares is determined under Rule 13d-3(d)(1) of the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power and the number of shares that can be acquired within sixty (60) days upon exercise of an option or conversion of warrants and debentures. Common stock subject to these convertible securities are deemed to be outstanding for the purpose of computing the ownership percentage of the person holding such convertible security, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person. Applicable percentage of ownership is based on 140,407,197 of fully diluted shares of Net Talk.com, Inc. common stock being issued and outstanding as of September 30, 2011.

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

Audit Fees

The aggregate fees billed for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2011 and 2010 were $35,812 and $29,000 respectively.

Audit-Related Fees

There were no other fees billed by during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees paid for tax or consulting services for the three month period ended December 31, 2011 or 2010.

All Other Fees

There were no other fees billed during the last three years for products and services provided.

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

NET TALK.COM, INC.

Date: March 21, 2012	By: /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2012	By: /s/ Guillermo Rodriguez
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

28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetTalk.com, Inc.

Miami, Florida

We have audited the accompanying balance sheet of NetTalk.com, Inc as of December 31, 2011 and September 30, 2011 and the related statement of operations, stockholders’ deficit, and cash flows for the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetTalk.com, Inc. as of December 31, 2011 and September 30, 2011, and the results of their operations, changes in their stockholders’ deficit and their cash flows for the period ended December 31, 2011 , in conformity with accounting principles generally accepted in the United States of America.

Meeks International, LLC.

Tampa, Florida

March 19, 2012

Net Talk.com, Inc.

Balance Sheets

	(audited)	(audited)
	December 31,	September 30,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$1,539,263	$3,583,449
Restricted cash	98,877	140,420
Accounts receivable, net of allowance for bad debts of $0 and $0, respectively	576,160	696,341
Inventory	2,205,255	1,911,648
Prepaid expenses	3,511	4,820
Note receivable	43,000	52,000
Total current assets	4,466,066	6,388,678

Building, telecommunications equipment, land and other property, net	3,000,039	2,995,223
Intangible assets, net	132,364	149,137
Other assets	39,754	39,754
Total assets	$7,638,223	$9,572,792

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$888,993	$1,201,331
Accrued dividends	701,116	554,767
Accrued expenses	532,159	304,263
Deferred revenue	1,683,948	1,022,890
Current portion of Senior debentures	2,211,483	1,695,404
Total current liabilities	6,017,699	4,778,655

Senior debentures	3,783,692	3,367,020
Total liabilities	9,801,391	8,145,675

Redeemable preferred stock, $.001 par value, 10,000,000 shares authrorized, 500 and 300 issued and outstanding as of September 30, 2011 and 2010, respectively	10,382,957	11,727,701

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 39,464,892 and 13,429,300 issued and outstanding as of September 30, 2011 and 2010, respectively	39,465	39,465
Additional paid in capital	29,453,120	28,258,375
Accumulated deficit	(42,038,710)	(38,598,424)
Total stockholders' deficit	(12,546,125)	(10,300,584)

Total liabilities, redeemable preferred stock and stockholders' deficit	$7,638,223	$9,572,792

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.

Statements of Operations

	Three months ended
	December 31,
	(audited)	(unaudited)
	2011	2010

Revenues	$1,298,623	$470,374

Cost of sales	1,787,815	724,988

Gross margin	(489,192)	(254,614)

Advertising and marketing	606,209	109,996
Compensation and benefits	289,652	104,750
Professional fees	136,118	68,094
Depreciation and amortization	60,765	90,033
Research and development	270,782	185,558
General and administrative expenses	497,986	184,282

Total operating expenses	1,861,512	742,713

Loss from operations	(2,350,704)	(997,327)

Other income (expenses):
Interest expense	(1,090,735)	(126,000)
Derivative (expense)	-	(105,778)
Interest income	1,153	1,556
	(1,089,582)	(230,222)

Net loss	(3,440,286)	(1,227,549)

Reconciliation of net loss to loss applicable to common stockholders:
Accretion of preferred stock	-	(139,667)

Loss applicable to common stockholders	$(3,440,286)	$(1,367,216)

Loss per common shares:
Basic and diluted earnings per common share	$(0.09)	$(0.11)

Weighted average shares:
Basic and diluted	39,464,892	12,429,300

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.

Statements of Cash Flows

	Three months ended
	December 31,
	(audited)	(unaudited)
	2011	2010
Cash flow from operating activities:
Net loss	$(3,440,286)	$(1,227,549)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	43,992	32,315
Amortization	16,773	57,718
Amortization of debt discount	932,752	-
Bad debt expense	-	990
Warranty expense	-	1
Derivative fair value adjustments	-	105,776
Changes in assets and liabilities:
Accounts receivables	120,180	(20,445)
Prepaid expenses and other assets	10,309	237,980
Inventories	(293,607)	(636,653)
Deferred revenues	661,055	190,394
Accounts payable	(312,334)	35,501
Accrued expenses	224,245	(116,573)
Net cash (used) in operating activities	(2,036,921)	(1,340,545)
Cash flow used in investing activities:
Restricted cash	41,543	(420)
Acquisition of corporate offices and operations center and fixed assets	(48,808)	(8,785)
Decrease in deposits	-	(1,500)
Net cash (used) in investing activities:	(7,265)	(10,705)
Cash flow from financing activities:
Cancel common stock shares	-	(250,000)
Net cash provided from financing activities	-	(250,000)
Net decrease in cash	(2,044,186)	(1,601,250)
Cash and equivalents, beginning	3,583,449	3,039,340
Cash and equivalents, ending	$1,539,263	$1,438,090

Supplemental disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Cash paid for preferred stock dividends	$-	$-

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.

Statement of Stockholders' Deficit

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at October 1, 2010	4,000	$2,000,000	13,429,300	$13,430	$3,314,488	$(12,421,859)	$(7,093,941)

Cancellation of common shares for services	-	-	(1,000,000)	(1,000)	(249,000)	-	(250,000)
Accretion of preferred stock	-	-	-	-	(2,782,132)	-	(2,782,132)
Reclass of preferred stock to mezzanine and derivative liabilities	(4,000)	(2,000,000)					(2,000,000)
Preferred stock dividends	-	-	-	-	(586,667)	-	(586,667)
Settlement shares			750,000	750	366,750		367,500
Reclassification of warrants from liability to equity	-	-	-	-	6,963,800	-	6,963,800
Conversion of convertible notes to common stock	-	-	19,995,092	19,995	13,776,618	-	13,796,613
Inducement warrants to convert debt to equity	-	-	-	-	390,800	-	390,800
Modification of Mezzanine preferred stock and compound embedded derivatives treated as an extinguishment	-	-	-	-	553,391	-	553,391
Settlement of accrued interest	-	-	-	-	416,014	-	416,014
Warrants issued with debt financings	-	-	-	-	6,053,418	-	6,053,418
Stock issuance related to 2010 stock option plan	-	-	6,290,500	6,290	40,895	-	47,185
Net loss	-	-	-	-	-	(26,176,565)	(26,176,565)
Balance at September 30, 2011 (audited)	-	-	39,464,892	39,465	28,258,375	(38,598,424)	(10,300,584)

Accretion of preferred stock	-	-	-	-	1,194,745	-	1,194,745
Net loss	-	-	-	-	-	(3,440,286)	(3,440,286)
Balance at December 31, 2011 (audited)	-	-	39,464,892	$39,465	$29,453,120	$(42,038,710)	$(12,546,125)

NET TALK.COM, INC.

Notes to Financial Statements

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

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits. Our cash balances exceeded the FDIC limits by $751,363 and $3,250,210 at December 31, 2011 and September 30, 2011, respectively.

Inventory

Inventories are recorded at cost or market, whichever is lower.

	December 31,	September 30,
Inventory	2011	2011

Productive material and supplies	$1,186,916	$1,109,743
Finished goods	1,019,339	801,905
Total	$2,205,255	$1,911,648

During the three months period ended December 31, 2011 and 2010, in accordance with our lower of cost or market analyses we did not recorded any lower of cost or market adjustments to our finished goods inventories.

Of our $1,019,339 of finished goods inventory, $170,402 of it is held on consignment at one of our distributors.

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

	December 31,
Components of Research and development:	2011	2010
Product development and engineering	$8,650	$90,147
Payroll and benefits	262,132	95,411
Total	$270,782	$185,558

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

Certain risks and concentration

Our manufacturing partner accounted for approximately 35% of our cost of goods sold and 19% of outstanding accounts payable at period ended December 31, 2011 comparable amounts for period ended December 31, 2010 were 27% of cost of goods sold and 15% of outstanding accounts payables.

One of our customers presently operates under a “Consignment Agreement”, under the agreement we sell and ship merchandise to our customer and we collect payments upon final sale of our product to the ultimate (final) consumer.

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

Note 3 – Building, Telecommunications Equipment, Land and Other Property:

Telecommunications equipment and other property consist of the following:		December 31,	September 30,
	Life	2011	2011

Telecommunication equipment	7	$335,340	$286,531
Computer equipment	5	121,944	121,944
Building	35	2,448,364	2,448,364
Office equipment and furnishing	7	29,914	29,914
Purchased software	3	25,787	25,787
Land		270,000	270,000
Sub – total		3,231,349	3,182,540
Less: accumulated depreciation		(231,310)	(187,317)
Total		$3,000,039	$2,995,223

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease. Depreciation of the above assets amounted to $43,992 and $32,315 for the periods ended December 31, 2011 and 2010, respectively.

Note 4 - Intangible Assets:

Intangible assets consist of following:		December 31,	September 30,
	Life	2011	2010
Trademarks	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(719,624)	(702,851)
		$132,364	$149,137

Amortization of the above intangible assets amounted to $16,773 and $57,718 for period ended December 31, 2011 and 2010, respectively.

Estimated future amortization of intangible assets for each year ending after December 31, 2011, is as follows:

2012	$78,924
2013	53,440
Total	$132,364

Note 5 – Secured Convertible Debentures, Secured Long-Term Debentures and Short Term Debt

The carrying values our long-term and short term debt consisted of the following as of December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011

$2,000,000 face value 12% debenture, due July 1, 2013	$941,762	$802,730
$3,500,000 face value 10% debenture, due June 30, 2012	2,211,483	1,695,404
$5,266,130 face value 12% debenture, due July 1, 2013	2,841,930	2,564,290

Total	$5,995,175	$5,062,424

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

The following table reflects the components of our extinguishment calculations on February 24, 2010:

	Convertible Debenture due
	June 30,	July 20,	September 30
	2011	2011	2011	Total
Fair value of new debenture	$7,767,450	$1,490,256	$3,196,102	$12,453,808
Carrying value of old debentures:
Debentures	1,713,124	152,755	267,000	2,132,879
Accrued Interest	546,000	87,166	165,607	798,773
Compound embedded derivative	3,723,200	750,000	1,632,400	6,105,600
Deferred finance costs	(85,372)	(23,933)	(92,122)	(201,427)
	5,896,952	965,988	1,972,885	8,835,825

Extinguishment loss	$1,870,498	$524,268	$1,223,217	$3,617,983

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

Cancelled and re-issued warrants were as follows:

	Indexed	Strike	Reissued	Indexed	Strike
Original Warrants	Shares	Price	Warrants	Shares	Price
C-1 warrants	2,400,000	$0.50	C-3 warrants	2,400,000	$0.50
C-2 warrants	2,000,000	$0.50	C-4 warrants	2,000,000	$0.50
BD-1 warrants	480,000	$0.50	BD-4 warrants	240,000	$0.25
			BD-5 warrants	240,000	$0.50
BD-2 warrants	400,000	$0.50	BD-6 warrants	200,000	$0.25
			BD-7 warrants	200,000	$0.50
BD-3 warrants	200,000	$0.50	BD-8 warrants	200,000	$0.25
BD-4 warrants	200,000	$0.50	BD-9 warrants	200,000	$0.50

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

On February 24, 2010, we exchanged the convertible debentures for newly issued convertible debentures as discussed in the beginning of this footnote.

Note 6 – Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of:

	December 31,	September 30,
	2011	2011
Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at June 30, 2011; redemption value $5,000,000, and 500 shares issued and outstanding at September 30, 2010; redemption value $5,000,000.
Initial carrying value	$13,246,609	$13,246,609
Accumulated accretion	(2,863,652)	(1,518,908)
Carrying values	$10,382,957	$11,727,701

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

The following table reflects the activity in our derivative liability balances from October 1, 2010 to December 31, 2011:

	Compound	Warrants	Total
Balances at October 1, 2010	$3,680,794	$2,224,828	$5,905,622
Issuances	936,000	440,000	1,376,000
Conversion and redemption	—	—	—
Unrealized derivative (gains) losses	618,764	(512,988)	105,776
Balances at December 31, 2010	5,235,558	2,151,840	7,387,398

Reclassifications	—	(274,200)	(274,200)
Unrealized derivative (gains) losses	17,376,491	4,883,960	22,260,451
Balances at March 31, 2011	22,612,049	6,761,600	29,373,649
Conversion and redemption	(8,797,840)	—	(8,797,840)
Reclassifications	(8,800,000)	(6,689,600)	(15,489,600)
Unrealized derivative (gains) losses	(5,014,209)	(72,000)	(5,086,209)
Balances at December 31, 2011	$—	$—	$—

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

The following table reflects the activity in our derivative liability balances from October 1, 2009 to December 31, 2011:

	Compound	Warrants	Total
Balances at October 1, 2009	$—	$1,327,272	$1,327,272
Accounting change	1,865,600	—	1,865,600
Effect of exchange transaction	1,158,382	—	1,158,382
Issuances	4,260,000	5,062,800	9,322,800
Conversion and redemption	—	—	—
Unrealized derivative (gains) losses	(3,603,188)	(4,165,244)	(7,768,432)
Balances at December 31, 2011	$3,680,794	$2,224,828	$5,905,622

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

June 29, 2011 (Assumptions for	Series D	BD	BD
BD Warrants are January 11, 2011)	Warrants	Warrants	Warrants
Contractual strike price	$0.50	—	—
Adjusted strike price (for anti-dilution)	$0.69	—	—
Term to expiration	3.6-4.3	—	—
Implied expected life	3.6-4.3	—	—
Volatility range	94%-114%	—	—
Effective volatility	107%-107%	—	—
Risk-free rate ranges	0.02%-1.47%	—	—
Effective risk free rates	0.42%-0.51%	—	—

	Series D	BD	BD
September 30, 2010	Warrants	Warrants	Warrants
Contractual strike price	$0.50	$0.25	$0.50
Adjusted strike price	$0.43	$0.23	$0.43
Volatility	107.9%	111.5%-116.7%	111.5%-116.7%
Term to expiration	4.40	3.33—4.00	3.33—4.00
Risk-free rate	1.27	0.64-1.27	0.64-1.27
Dividends	—	—	—

Note 8 – Commitment and Contingencies:

Leases

Our principal executive offices are located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consist of approximately 3,500 square feet. Our lease was extended on June 1st, 2011 for a term of 1 year, terminating on May 31, 2012. The facility is suitable for our purposes and is expected to accommodate our needs until we move all company operations to our newly purchased building. The future minimum lease commitment under the lease is $129,780 for 2012.

On August 8, 2011 we purchased an existing building located in Miami, Florida to be used as our corporate offices and operational center. The building, a 21,675 square foot free standing structure, was purchased for $2,700,000 from Core Development Holdings Corporation, which entity has no relationship to the Company.

Rent and associated occupancy expenses for year ended December 31, 2011 and 2010 was $78,436 and $54,215 respectively.

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

Note 9 - Related party:

During the period ended December 31, 2011 we incurred and paid certain consulting service fees to a related party.

Note 10 – Income taxes:

Our income tax provision (benefit) for the year ended December 31 consisted of the following:

December 31,
	2011	2010

Current provision	$-	$-
Deferred provision	-	-
Changes in valuation allowance	-	-
	$-	$-

Our effective tax rate differs from statutory tax rates, as follows:	December 31,
	2011	2010
Federal statutory rate	34.0%	34.0%
State rate, net of federal benefit	3.6%	3.6%
Derivative income	4.3%	4.3%
Change in valuation allowance	(41.9)%	(41.9)%
Effective tax rate	0.0%	0.0%

Deferred tax assets and (liabilities) reflects the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of our deferred tax assets are as follows, as of December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011
Property and fixed assets	$(34,102)	$(62,704)
Reserves and accruals	8,554	8,554
Net operating loss carry forwards	7,069,018	2,902,843
	7,043,470	2,848,693
Valuation allowance	(7,043,470)	(2,848,693)
Net deferred taxes, after valuation allowance	$-	$-

Our valuation allowance increased $1,286,506 and $408,238 during the period ended December 31, 2011 and September 30, 2011, respectively.

Based on our prior earnings and sufficiency of income to be utilized in carry back years and future taxable income, it is more likely than not that these net deferred tax assets will not be utilized. Therefore, a valuation allowance has been set up to reduce deferred tax assets to zero. As of December 31, 2011, we have net operating loss carry forward amounting to $14,026,686 that are available, subject to limitations, to offset future taxable income through 2031. All prior tax years, subject to limitations, remain subject to examination by Federal and state taxing authorities.

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

On January 6, 2012 we issued 3,408,500 shares of common stock to our employees as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested.  We have valued the shares at $0.01 per share consistent with the fair value at the time of issuance including and adjusted for ownership restrictions.

January 6, 2012 Issuance

The shares were issued to officers and employees, as follows:

	Shares	Expense
Anastasios Kyriakides, CEO and President	1,200,000	$13,800
Kenneth Hosfeld, VP	250,000	2,875
Guillermo Rodriguez, CFO	250,000	2,875

Dr. George Gabb, Director	30,000	345
Sub – total (officers and directors)	1,730,000	19,895
all other employees	1,678,500	19,297
Total	3,408,500	$39,192

