Form 10-Q
period 2012-03-31
NET TALK.COM, INC.
filed 2012-05-15
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

The Registrant had 42,948,392 shares of Common Stock, par value $0.001 per share, outstanding as of May 15, 2012.

Net Talk.com, Inc

INDEX

		Page No.
Part I	Financial Information

Item 1	Financial Statements

	Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	3

	Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	4

	Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)	5

	Notes to Financial Statements	6 – 21

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	22 – 29

Item 3	Quantitative and Qualitative Disclosures About Market Risks	29

Item 4	Controls and Procedures	30

Part II	Other Information

Item 1	Legal Proceedings	31

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Submission of Matters to a Vote of Security Holders	31

Item 5	Other information	31

Item 6	Exhibits	32

Signatures		33

Net Talk.com, Inc.

Balance Sheets

	(unaudited)
	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$511,345	$1,539,263
Restricted cash	118,256	98,877
Accounts receivable, net of allowance for bad debts of $0 and $0, respectively	802,520	576,160
Inventory	2,013,181	2,205,255
Prepaid expenses	4,131	3,511
Note receivable	34,000	43,000
Total current assets	3,483,433	4,466,066

Building, telecommunications equipment, land and other property, net	3,010,764	3,000,039
Intangible assets, net	115,591	132,364
Other assets	39,754	39,754
Total assets	$6,649,542	$7,638,223

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$1,112,833	$888,993
Accrued dividends	851,116	701,116
Accrued expenses	755,459	532,159
Deferred revenue	1,952,311	1,683,948
Demand note	150,010	-
Current portion of senior debentures	3,384,655	2,211,483
Total current liabilities	8,206,384	6,017,699

Senior debentures	4,254,505	3,783,692
Total liabilities	12,460,889	9,801,391

Redeemable preferred stock, $.001 par value, 10,000,000 shares authrorized, 500	9,192,406	10,382,957
and 300 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 42,948,392 and 39,464,892	42,948	39,465
issued and outstanding as of March 31, 2012 and 2011, respectively
Additional paid in capital	30,525,022	29,453,120
Accumulated deficit	(45,571,723)	(42,038,710)
Total stockholders' deficit	(15,003,753)	(12,546,125)

Total liabilities, redeemable preferred stock and stockholders' deficit	$6,649,542	$7,638,223

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.

Statements of Operations

	Three months ended
	March 31,
	(unaudited)	(unaudited)
	2012	2011

Revenues	$1,056,321	$611,779

Cost of sales	1,412,297	972,577

Gross margin	(355,976)	(360,798)

Advertising and marketing	429,243	373,701
Compensation and benefits	321,996	104,917
Professional fees	141,635	77,642
Depreciation and amortization	62,559	90,914
Research and development	337,393	149,119
General and administrative expenses	582,490	232,686

Total operating expenses	1,875,316	1,028,979

Loss from operations	(2,231,292)	(1,389,777)

Other income (expenses):
Interest expense	(1,301,969)	(149,964)
Derivative (expense)	-	(22,260,451)
Settlement (expense)		(367,500)
Interest income	248	615
	(1,301,721)	(22,777,300)

Loss applicable to common stockholders	$(3,533,013)	$(24,167,077)

Loss per common shares:
Basic and diluted earnings per common share	$(0.08)	$(1.83)

Weighted average shares:
Basic and diluted	42,948,392	13,179,300

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.

Statements of Cash Flows

	Three months ended
	March 31,
	(unaudited)	(unaudited)
	2012	2011
Cash flow from operating activities:
Net loss	$(3,533,013)	$(24,167,077)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	45,786	33,196
Amortization	16,773	57,718
Amortization of debt discount	993,985	-
Bad debt expense	-	(23,739)
Derivative fair value adjustments	-	21,973,784
Changes in assets and liabilities:
Accounts receivables	(226,360)	(65,256)
Prepaid expenses and other assets	8,380	204
Inventories	192,074	(650,952)
Deferred revenues	268,363	81,164
Accounts payable	223,840	376,652
Accrued expenses	373,300	57,381
Net cash (used) in operating activities	(1,636,872)	(2,326,925)
Cash flow used in investing activities:
Restricted cash	(19,379)	(73,674)
Acquisition of corporate offices and operations center and fixed assets	(56,511)	(38,355)
Decrease in deposits	-	2,500
Net cash (used) in investing activities:	(75,890)	(109,529)
Cash flow from financing activities:
Notes payables - Demand notes	650,010	2,500,000
Issuance of common stock (net)	34,834	367,500
Net cash provided from financing activities	684,844	2,867,500
Net decrease in cash	(1,027,918)	431,046
Cash and equivalents, beginning	1,539,263	1,438,090
Cash and equivalents, ending	$511,345	$1,869,136

Supplemental disclosures:
Cash paid for interest	$-	$149,953
Cash paid for income taxes	$-	$-
Cash paid for preferred stock dividends	$-	$289,667

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Notes to Unaudited Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Basis of presentation:

The accompanying unaudited financial statements as of and for the three months ended March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

The unaudited financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Nature of operations:

Net Talk.com, Inc. (“NetTalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the DUO and DUOWIFI, analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our DUO products and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our DUO products provides one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO products are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

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

Operating revenue consist of customer equipment sales of our products the NetTalk DUO (“DUO”) and DUO WIFI, telecommunication service revenues and shipping and handling revenues.

Our DUO products provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included on the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our DUO products are fully recognized at the time of our customer equipment sale, the one year telephone service is amortized over 12 month cycle.  Subsequent renewals of the annual telephone service are amortized over the corresponding 12 months cycle.

International calls are billed as earned from our customers.  International calls are prepaid and customers account is debited as minutes are used and earned.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits. Our cash balances exceeded the FDIC limits by $293,863 and $1,289,263 at March 31, 2012 and December 31, 2011, respectively.

Accounts receivables

As of December 2011, we entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time we shall sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor shall then remit 80% of the accounts receivable balance, with the remaining balance, less fees to be forwarded once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 7.3% to 9% of the face value of the invoice factored, determined by the number of days required for collection of the invoice. We expect to use this factoring arrangement periodically to assist with general working capital requirements.

We also granted to Factor as security for all present and future obligations owing to Factor, a continuing priority security interest in all of our existing and later acquired assets.

Inventory

Inventories are recorded at cost or market, whichever is lower.

	March 31, 2012	December 31, 2011
Productive material, work in process and supplies	$1,187,650	$1,186,916
Finished products	825,531	1,018,339
Total	$2,013,181	$2,205,255

During the three months period ended March 31, 2012 and December 31, 2011 in accordance with our lower of cost or market analyses we did not recorded any lower of cost or market adjustments to our finished goods inventories.

Of our $825,531 of finished goods inventory, $80,708 of it is held on consignment at one of our distributors.

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

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. At this time our main products, the DUO and DUO WIFI are being sold in the market place. Therefore, research and development cost reported in our financial statements relates to pre – marketing costs and are expensed accordingly.

	Three Months Ended March 31,
Components of research and development:	2012	2011
Product development and engineering	$37,282	$31,325
Payroll and benefits	300,111	117,794
Total	$337,393	$149,119

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

On July 26, 2010, we issued 3,709,500 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

On May 23 2011, we issued 3,890,000 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

On July 26 2011, we issued 2,400,500 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

Summary of 2010 Stock Option Plan (issuances):

July 26, 2011	3,709,500	Common shares
May 23, 2011	3,890,000	Common shares
July 26, 2011	2,400,500	Common shares
Total	10,000,000	Common shares

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

On January 6, 2012, we issued 3,483,500 shares of common stock to our employees as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

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

Certain risks and concentration

Our manufacturing partner accounted for approximately 45% of our cost of goods sold and 10% of outstanding accounts payable at period ended March 31, 2012 comparable amounts for period ended March 31, 2011 were 29% of cost of goods sold and 0% of outstanding accounts payables.

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

Our net loss reflects permanent tax differences which are not deductible for tax purposes. Therefore, our tax net operating loss would be reduced accordingly. Our major permanent differences for the three ended March 31, 2012 and 2011, are as follows:

Permanent differences:	Three Months Ended March 31,
	2012	2011
Derivative income (expense)	$-	$(22,260,451)
Debt extinguished	-	(367,500)
Total income (expense)	$-	$(22,627,951)

Note 3 - Telecommunications Equipment and Other Property

Telecommunications equipment and other property consist of the following:

	Life	March 31, 2012	December 31, 2011

Telecommunication equipment	7	$350,246	$335,340
Computer equipment	5	131,799	121,944
Building	35	2,448,364	2,448,364
Building improvements	10	23,390	-
Office equipment and furnishing	7	29,914	29,914
Purchased software	3	34,147	25,787
Land		270,000	270,000
Sub – total		3,287,860	3,231,349
Less: accumulated depreciation		(277,096)	(231,310)
Total		$3,010,764	$3,000,039

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which we lease under an operating lease.

Depreciation of the above assets was as follows:

	Three Months Ended March 31,
	2012	2011
Depreciation expense	$45,786	$33,196

Note 4 - Intangible Assets:

Intangible assets consist of following:

	Life	March 31, 2012	December 31, 2011

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	11,024	11,024
Domain names	2	7,723	7,723
		851,988	851,988
Less accumulated amortization		(736,397)	(719,624)
		$115,591	$132,364

Amortization of the above assets was as follows:

	Three Months Ended March 31,
	2012	2011

Amortization expense	$16,773	$57,718

The weighted average amortization period for the amortizable intangible assets is 2.4 years.

Estimated future amortization of intangible assets is for each of the following years as of December 31, 2012, as follows:

2013	67,092
2014	48,499
Total	$115,591

Note 5 – Secured Convertible Debentures, Secured Long-Term Debentures and Short Term Debt

On March 29, 2012, we issued face value $500,000, 10% Senior secured debenture, due June 30, 2012.

On March 26, 2012, we received an advance of $150,010 from an unrelated source.

The carrying values our long-term and short term debt consisted of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

$2,000,000 face value 12% debenture, due July 1, 2013	$1,104,874	$941,762
$3,500,000 face value 10% debenture, due June 30, 2012	2,884,655	2,211,483
$5,266,130 face value 12% debenture, due July 1, 2013	3,149,631	2,841,930
$ 500,000 face value 10% debenture, due June 30, 2012	500,000	-
$ 150,010 face value demand note, due on demand	150,010	-
Total	$7,789,170	$5,995,175

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

We allocated the gross proceeds from the financing transactions to the debentures and the warrants based upon their relative fair values, as reflected in the following table:

August 8, 2011 Financing Arrangement	Fair Values	Relative Fair Values
$2,000,000 face value of debentures	$2,127,063	$721,642
Warrants to purchase 8,000,000 shares of common stock	3,768,000	1,278,358
	$5,895,063	$2,000,000

September 30, 2011 Financing Arrangement	Fair Values	Relative Fair Values
$3,500,000 face value of debentures	$3,560,675	$1,695,404
Warrants to purchase 10,000,000 shares of common stock	3,790,000	1,804,596
	$7,350,675	$3,500,000

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

On February 24, 2010, we exchanged the convertible debentures for newly issued convertible debentures as discussed in the beginning of this footnote.

Note 6 – Redeemable Preferred Stock

Redeemable preferred stock consists of the following as of:	March 31, 2012	December 31, 2011
Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at June 30, 2011; redemption value $5,000,000, and 500 shares issued and outstanding at September 30, 2010; redemption value $5,000,000.
Initial carrying value	$13,246,609	$13,246,609
Accumulated accretion	(4,054,203)	(2,863,652)
Carrying values	$9,192,406	$10,382,957

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

 The following table reflects the activity in our derivative liability balances from October 1, 2009 to March 31, 2012:

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

Rent and associated occupancy expenses for three months ended March 31, 2012 and 2011 was $81,105 and $66,779 respectively.

Note 9 – Related Party Transactions – None.

Note 10 - Subsequent Events

New Financing

On April 20, 2012, we issued face value $500,000, 10% Senior secured debenture, due June 30, 2012.

Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations

Our Management’s Discussion and Analysis should be read in conjunction with our financial statements included in this report.

Forward Looking Statements

Certain statements contained in this Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “ seek, ” “ anticipate, ” “ believe, ” “ estimate, ” “ expect, ” “ intend, ” “ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue, ” “ may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

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

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Revenues: Our revenues amounted to $1,056,321 and $611,779 for the three months ended March 31, 2012, and 2011, respectively. The increase in revenues relates to increase in sales activities due to market penetration, increase in advertising and marketing expenditures and new sales to large retailers.

Cost of sales: Our cost of sales amounted to $1,412,297 and $972,577 for the three months ended March 31, 2012, and 2011, respectively. The increase in cost of sales relates to increase in sales activities due to market penetration, increase advertising and marketing expenditures and new sales to large retailers.

Gross margin: Our gross margin amounted to $(355,976) and $(360,798) for the three months ended March 31, 2012 and 2011, respectively. Our gross margin remains negative due to economies of scale. We expect our build of material cost to reduce over time consistent with sales as we take advantages of economies of scale, Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and marketing: Our advertising and marketing expenses amounted to $429,243 and $373,701 for the three months ended March 31, 2012 and 2011, respectively. The breakdown of our advertising expense is as follows:

	March 31,
	2012	2011
Media and others	$383,922	$373,701
Smartphone application costs (branding)	45,321	-
Total	$429,243	$373,701

Smartphone Application: We released our Smartphone application during December of 2010. The smart phone application continues to be one of the top downloaded apps in Canada. We had more than 600,000 users of our application at March 31, 2012.

Compensation and Benefits: Our compensation and benefits expense amounted to $321,996 and $104,917 for the three months ended March 31, 2012 and 2011, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions. We continue to increase our technical staff by hiring IT engineers and software developers.

Professional Fees: Our professional fees amounted to $141,635 and $77,642 for the three months ended March 31, 2012 and 2011, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $62,559 and $90,914 for the three months ended March 31, 2012 and 2011, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended March 31, 2012, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

	Three Months Ended
	March 31,
	2012	2011
Components of research and development:
Product development and engineering	$37,282	$31,325
Payroll and benefits	300,111	117,794
Total	$337,393	$149,119

General and Administrative Expenses: General and administrative expenses amounted to $582,490 and $232,686 for the three months ended March 31, 2012 and 2011, respectively, and consisted of general corporate expenses. General corporate expenses included $81,105 in occupancy costs for the three months ended March 31, 2012 and $66,779 for the comparable period ended March 31, 2011.

Our general and administrative expenses are made up of the following accounts:

	Three Months Ended March 31,
	2012	2011
Bad debt expense	$-	$(582)
Commission	179,774	-
Rent and occupancy	81,105	66,779
Insurance	48,319	25,190
Software	-	13,260
Taxes and licenses	20,757	17,482
Telephone	7,833	5,548
Customer support cost	-	-
Travel	69,880	36,813
Other	174,822	68,196
Total	$582,490	$232,686

Interest Expense: Interest expense amounted to $1,301,969 and $149,964 for the three months ended March 31, 2012 and 2011 respectively. Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative income (expense): Derivative expense amounted to $0.00 and $(22,260,451) for the three months ended March 31, 2012 and 2011, respectively. Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Net loss: Net loss amounted to $3,533,013 and $24,167,077 for the three months ended March 31, 2012 and 2011, respectively. Net income includes derivative income associated with the valuation of debentures, embedded conversion features and warrants, extinguishment expense, negative gross margin and increase in rent expense, travel expenses and customer support costs.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $3,533,013 and $24,167,077 for the three months ended March 31, 2012 and 2011, respectively.

Net loss Per Common Share: Basic income (loss) per common share represents our income (loss) applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, if anti-dilutive are excluded.

Liquidity and Capital Resources

Statement of cash flow data:	March 31, 2012	March 31,2011
Net cash provided (used) in operating activities	$(1,636,872)	$(3,667,470)
Net cash provided (used) in investing activities	(75,890)	(120,234)
Net cash provided (used) in financing activities	684,844	2,617,500

Net cash used by operating activities of $(1,636,872) was primarily due to operating expenses including increases in telecommunication expenses, research and development expenses for anticipated new products, marketing expenses, travel expenses to set up facilities in China, increases in wages expenses due to new hires and increased general and administrative expenses,

Net cash used in investing activities of $(75,890) was due to purchase of telecommunication equipment and increased in restricted cash.

Net cash of $684,844 provided by financing activities was due to proceeds from 10% Senior debenture in the amount of $500,000 and proceeds from short term demand note in the amount of $ 150,010.

On March 31, 2012, we had cash on hand of $511,345 and restricted cash on hand of $118,256.

Our largest operating expenditures currently consist of the following items: $30,000 per month on leasing our corporate office space and network operational center (NOC) and includes our base rent and associated utility expenses and $150,000 per month on payroll. We do not anticipate that our leasing cost will change during the next 12 months.

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

Operating revenue consist of customer equipment sales of our main products the NetTalk DUO (“DUO”) and DUO WIFI, telecommunication service revenues, shipping and handling revenues.

Our DUO products provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included on the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our DUO products are fully recognized at the time of our customer equipment sale, the one year telephone service is amortized over 12 month cycle.  Subsequent renewals of the annual telephone service are amortized over the corresponding 12 months cycle.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2012:

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

The Company’s small size prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

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

Changes in Internal Controls.

During the three months ended March 31, 2012 , there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.  Legal Proceedings –

On April 4, 2012, MagicJack Vocaltec Ltd. filed a complaint United States District Court For the Southern District Of Florida, Civil Action No.: 9:12-cv-80360-DMM, against the Company, alleging patent infringement, seeking injunctive relief and damages as a result of the alleged patent infringement. The Company has answered the complaint, denying all of its material allegations, asserting a number of affirmative defenses, and seeking counterclaims for declaratory relief. The Company’s patent counsel has provided an opinion that the Nettalk DUO does not infringe their patent, and the Company’s management intends to vigorously defend this lawsuit.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously included in a current report on Form 8 K previously filed.

Item 3.  Defaults Upon Senior Securities – NONE.

Item 4.  Submission of Matters to a Vote of Security Holders – NONE.

Item 5.  Other Information - NONE.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Employment agreement with Mr. Anastasios Kyriakides, as amended March 31, 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated May 15, 2012.

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements*.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: May 15, 2012	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

