Form 10-Q
period 2012-06-30
NET TALK.COM, INC.
filed 2012-08-14
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-53668

NET TALK.COM, INC.

(Exact name of Registrant as specified in its charter)

Florida	20-4830633
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1080 NW 163rd Drive, Miami Gardens, FL	33169
(Address of principal executive offices)	(Zip code)

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

The Registrant had 58,481,355 shares of Common Stock, par value $0.001 per share, outstanding as of August 14, 2012.

Net Talk.com, Inc

INDEX

		Page No.

Part I	Financial Information

Item 1	Financial Statements

	Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	3

	Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 (Unaudited)	4

	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	5

	Notes to Financial Statements	6 - 24

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	25 - 36

Item 3	Quantitative and Qualitative Disclosures About Market Risks	36

Item 4	Controls and Procedures	36

Part II	Other Information

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3	Defaults Upon Senior Securities	37

Item 4	Mine Safety Disclosures	38

Item 5	Other information – Subsequent Events	38

Item 6	Exhibits	39

Signatures		40

Net Talk.com, Inc.

Balance Sheets

	(unaudited)
	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$40,302	$1,539,263
Restricted cash	115,259	98,877
Accounts receivable, net	616,399	576,160
Inventory	2,016,322	2,205,255
Prepaid expenses	3,789	3,511
Note receivable	25,000	43,000
Total current assets	2,817,071	4,466,066

Building, telecommunications equipment, land and other property, net	3,008,192	3,000,039
Intangible assets, net	173,191	132,364
Other assets	37,254	39,754
Total assets	$6,035,708	$7,638,223

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$1,627,956	$888,993
Accrued dividends	1,001,116	701,116
Accrued expenses	192,168	532,159
Deferred revenue	2,232,981	1,683,948
Current portion of senior debentures	-	2,211,483
Total current liabilities	5,054,221	6,017,699

Senior debentures	13,766,796	3,783,692
Total liabilities	18,821,017	9,801,391

Redeemable preferred stock, $.001 par value, 10,000,000 shares authrorized, 500 and 300 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.	8,138,369	10,382,957

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 58,481,355 and 39,464,892 issued and outstanding as of june 30, 2012 and December 31, 2011, respectively	58,481	39,465
Additional paid in capital	31,568,846	29,453,120
Accumulated deficit	(52,551,005)	(42,038,710)
Total stockholders' deficit	(20,923,678)	(12,546,125)

Total liabilities, redeemable preferred stock and stockholders' deficit	$6,035,708	$7,638,223

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.

Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2012	2011	2012	2011

Revenues	$1,495,676	$589,257	$2,551,997	$1,201,036

Cost of sales	1,604,999	417,123	2,918,753	1,328,394

Gross margin	(109,323)	172,134	(366,756)	(127,358)

Advertising and marketing	271,600	612,046	700,843	985,747
Compensation and benefits	501,212	325,796	823,208	430,713
Professional fees	125,447	83,469	267,082	161,111
Depreciation and amortization	64,954	91,792	127,513	182,706
Research and development	330,563	220,133	667,956	369,252
General and administrative expenses	855,148	728,573	1,509,181	1,022,565

Total operating expenses	2,148,924	2,061,809	4,095,783	3,152,094

Loss from operations	(2,258,247)	(1,889,675)	(4,462,539)	(3,279,452)

Other income (expenses):
Interest expense	(1,612,800)	(266,130)	(2,914,769)	(416,094)
Derivative (expense)	-	5,086,209	-	(17,174,242)
Debt extinguishment	(3,135,235)	(824,922)	(3,135,235)	(1,192,422)
Interest income	-	1,299	248	1,914
	(4,748,035)	3,996,456	(6,049,756)	(18,780,844)

Net income (loss)	(7,006,282)	2,106,781	(10,512,295)	(22,060,296)

Reconciliation of net income (loss) applicable to common stockholders:
Accretion of preferred stock	-	(2,442,686)	-	(2,442,686)
Preferred stock dividends	-	(150,000)	-	(150,000)

Loss applicable to common stockholders	$(7,006,282)	$(485,905)	$(10,512,295)	$(24,652,982)

Loss per common shares:
Basic earnings per common share	$(0.12)	$(0.01)	$(0.18)	$(0.67)
Diluted earnings per common share	$(0.12)	$(0.01)	$(0.18)	$(0.67)

Weighted average shares:
Basic	58,481,355	37,064,892	58,481,355	37,064,892
Diluted	58,481,355	37,064,892	58,481,355	37,064,892

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.

Statements of Cash Flows

	Six months ended
	June 30,
	(unaudited)	(unaudited)
	2012	2011
Cash flow from operating activities:
Net loss	$(10,512,295)	$(22,060,296)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	93,342	67,269
Amortization	34,171	115,436
Bad debt	-	(990)
Debt extinguished	3,135,235	1,192,422
Cancellation of shares for services	-	(242,110)
Derivative fair value adjustments	2,886,396	17,174,242
Changes in assets and liabilities:
Accounts receivables	(40,239)	(176,619)
Prepaid expenses and other assets	17,723	(1,398)
Inventories	188,933	(851,897)
Deferred revenues	549,033	206,839
Accounts payable	738,963	701,228
Accrued expenses	(39,991)	149,769
Net cash (used) in operating activities	(2,948,729)	(3,726,105)
Cash flow used in investing activities:
Restricted cash	(16,382)	-
Acquisition of corporate offices and operations center and fixed assets	(176,493)	(42,041)
Decrease in deposits	2,500	(102,500)
Net cash (used) in investing activities:	(190,375)	(144,541)
Cash flow from financing activities:
Notes payables - debentures	1,450,000	5,000,000
Cash paid for dividends on preferred stock	-	(90,000)
Issuance of common stock (net)	190,143	-
Net cash provided from financing activities	1,640,143	4,910,000
Net increase (decrease) in cash	(1,498,961)	1,039,354
Cash and equivalents, beginning	1,539,263	1,438,090
Cash and equivalents, ending	$40,302	$2,477,444

Supplemental disclosures:
Cash paid for interest	$-	$149,953
Cash paid for income taxes	$-	$-
Cash paid for preferred stock dividends	$-	$90,000

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Notes to Unaudited Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Basis of presentation:

The accompanying unaudited financial statements as of and for the three and six months ended June 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

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

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits. Our cash balances exceeded the FDIC limits by $0 and $1,289,263at June 30, 2012 and December 31, 2011, respectively.

Accounts receivables

As of December 2011, we entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time we may sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor shall then remit 80% of the accounts receivable balance, with the remaining balance, less fees to be forwarded once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 7.3% to 9% of the face value of the invoice factored, determined by the number of days required for collection of the invoice. We expect to use this factoring arrangement periodically to assist with general working capital requirements.

We also grant to factor as security for all present and future obligations owing to factor a continuing security interest in all of our existing and later acquired receivables .

Inventory

Inventories are recorded at cost or market, whichever is lower.

	June 30, 2012	December 31, 2011
Productive material, work in process and supplies	$1,189,186	$1,186,916
Finished products	827,136	1,018,339
Total	$2,1016,322	$2,205,255

During the three and six months period ended June 30, 2012 and December 31, 2011 in accordance with our lower of cost or market analyses we did not record any lower of cost or market adjustments to our finished goods inventories.

Of our $800,136 of finished goods inventory, $50,580 of it is held on consignment at one of our distributors at June 30, 2012.

Reclassification of shipping and handling cost as general and administrative expenses.

We have elected to record and classify our shipping and handling cost as general and administrative expenses.

The amount reported as shipping and handling cost for three and six months ended June 30, 2012 and 2011, were:

	Three months		Six months
	2012	2011	2012	2011

Shipping and handling cost	$184,434	$213,884	$282,977	$275,190

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

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software development costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Development costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. At this time our main products, the DUO, DUO II and DUOWIFI are being sold in the market place. Therefore, research and development cost reported in our financial statements relates to pre – marketing costs and are expensed accordingly.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Components of research and development:
Product development and engineering	$39,888	$90,648	$57,737	$121,973
Payroll and benefits	290,675	129,485	610,219	247,279
Total	$330,563	$220,133	$667,956	$369,252

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

Summary of 2010 Stock Option Plan (issuances):

July 26, 2010	3,709,500	Common shares
May 23, 2011	3,890,000	Common shares
July 26, 2011	2,400,500	Common shares
Total	10,000,000	Common shares

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

On May 28, 2012, we issued 15,488,000 shares of common stock to our employees as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

Summary of 2011 Stock Option Plan (issuances):

January 16, 2012	3,483,500	Common shares
May 28, 2012	15,428,000	Common shares
Total	18,971,500	Common shares

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

Certain risks and concentration

Our manufacturing partner accounted for approximately 45% of our cost of goods sold for the three and six months period ended in June 30, 2012 and 10% of outstanding accounts payable at period ended June 30, 2012, comparable amounts for periods ended June 30, 2011 were 36% of cost of goods sold and 0% of outstanding accounts payables.

One of our customers presently operates under a “Consignment Agreement”. Under the agreement we sell and ship merchandise to our customer and we collect payments upon final sale of our product to the ultimate consumer.

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

Our net loss reflects permanent tax differences which are not deductible for tax purposes. Therefore, our tax net operating loss would be reduced accordingly. Our major permanent differences for the three and six ended June 30, 2012 and 2011, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Permanet differences:
Derivative income (expense)	$-	$5,086,209	$-	$(17,174,242)
Debt extinguished	(3,135,235)	(824,922)	(3,135,235)	(1,192,422)
Total income (expense)	$(3,135,235)	$4,261,287	$(3,135,235	$(18,366,664)

Note 3 - Telecommunications Equipment and Other Property

Telecommunications equipment and other property consist of the following:

	Life	June 30, 2012	December 31, 2011

Telecommunication equipment	7	$355,207	$335,340
Computer equipment	5	155,678	121,944
Building	35	2,448,364	2,448,364
Building improvements	10	25,440	-
Office equipment and furnishing	7	44,008	29,914
Purchased software	3	34,147	25,787
Land		270,000	270,000
Sub – total		3,332,844	3,231,349
Less: accumulated depreciation		(324,652)	(231,310)
Total		$3,008,192	$3,000,039

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices, which.

On August 8, 2011 we purchased an existing building located at 1080 NW 163rd Drive, Miami Gardens, Florida 33169, to be used as our corporate offices and operational center. The building, a 21,675 square foot free standing structure, was purchased for $2,700,000 from Core Development Holdings Corporation, which entity has no relationship to the Company. During the month of May 2012 we completed our relocation to our new building. At this time our entire operations are functioning within our new facility.

Depreciation of the above assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Depreciation expense	$47,556	$34,074	$93,342	$67,269

Note 4 - Intangible Assets:

Intangible assets consist of following:

	Life	June 30, 2012	December 31, 2011

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	86,023	11,024
Domain names	2	7,723	7,723
		926,987	851,988
Less accumulated amortization		(753,796)	(719,624)
		$173,191	$132,364

Amortization of the above assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Amortization expense	$17,398	$57,718	$34,171	$115,436

The weighted average amortization period for the intangible assets is 18 years.

Estimated future amortization of intangible assets for each of the following years as of June 30, 2012, as follows:

2012	$34,171
2013	67,092
2014	48,499
2015	3,750
Future years	19,679
Total	$173,191

Note 5 – Securities Option Agreement, Secured Convertible Debentures, Secured Long-Term Debentures and Short Term Debt

Securities Option Agreement:

On June 30, 2012, we executed Securities Option Agreement with Vicis Capital Master Fund (“Vicis”) whereby Vicis grants us an option to purchase and redeem the securities and debentures held by Vicis. The option becomes exercisable on the date that all principal and accrued interest on all debentures has been paid in full, and may be exercised at any time after initial exercise date through and including December 31, 2013 (expiration date). Upon exercise of the “option” the redemption price for the securities shall be an amount equal to $16,000,000 minus the sum of principal and accrued interest paid. Upon exercise of the option, any and all unpaid dividends on the securities shall be surrendered and cancelled without payment of additional consideration.

Extension of Maturity Dates of Outstanding Non-Convertible Debentures:

On June 30, 2012, we entered into an agreement to modify our outstanding debentures solely to extend their maturity dates that originally ranged from June 30, 2012 to July 1, 2013 to December 31, 2013. There were no other material modifications to the debentures and the holders received no additional consideration to effect the modification. As a result of these modifications, we evaluated each debenture to determine whether the maturity extension constituted a substantial modification. Under current accounting standards, from a debtor’s perspective, a modification of a debt instrument is deemed equivalent to the exchange of debt instruments if the present value of the cash flows under the terms of the modified arrangement are at least 10 percent different from the present value of the remaining cash flows under the terms of the original debt instrument. In cases where the difference in cash flows exceeds this level, extinguishment accounting is prescribed. As a result of our calculations, we concluded that the present values, using the effective interest rates on the issuance dates, of our face value $5,266,130, $2,000,000, and $3,500,000 debentures exceeded the substantive threshold. Accordingly, the debentures were adjusted to their respective fair values of $6,150,160, $2,313,888, and $3,852,748 and a corresponding charge to income in the amount of $3,135,235 representing the extinguishment loss. The fair values of the debentures were determined based upon their future cash flows, discounted at a credit-risk adjusted market interest rate of 7.4%.

On March 30, 2012, we issued face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

On April 23, 2012, we issued face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

On June 26, 2012, we issued face value $450,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

The carrying values our long-term and short term debt consisted of the following as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

$2,000,000 face value 12% debenture, due December 31, 2013	$2,313,888	$941,762
$3,500,000 face value 10% debenture, due December 31, 2013	3,852,748	2,211,483
$5,266,130 face value 12% debenture, due December 31, 2013	6,150,160	2,841,930
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	-
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	-
$ 450,000 face value 10% debenture, due December 31, 2013	450,000	-
Total	$13,766,796	$5,995,175

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

June 30, 2011 Financing, Debt Settlement, and Accrued Interest Settlement

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

The total carrying value of the debentures arising from the financing and the extinguishment transactions amounted to $2,313,774. This discounted balance is subject to amortization through charges to interest expense over the term to maturity using the effective interest method. Amortization commenced on July 1, 2011.

2011 Conversion of All Outstanding Convertible Debentures:

On June 30, 2011, the holder of all of our secured convertible debentures issued in connection with 2010 Convertible Debenture Exchange (see discussion below) converted said debentures for an aggregate of 19,995,092 shares of common stock, which was in accordance with the contractual conversion price. On the date of the conversion, the compound embedded derivatives associated with the secured convertible debentures were adjusted to fair value resulting in a credit to derivative income in the amount of $2,514,209. Following the derivative adjustment, the adjusted carrying value of the compound embedded derivative ($8,797,840) and carrying value of the secured convertible notes ($4,998,773) were combined in the amount of $13,796,613 and reclassified to stockholders equity to give effect to the issuance of the common shares.

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

2010 Convertible Debenture Exchange:

By way of background, our convertible debentures were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, originally issued in connection with our 2008 Convertible Debenture Financing and 2009 Convertible Debenture (see discussion below), and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bore interest at 12%, which was payable at the earlier of the maturity date or the date that the debentures were converted, if ever. Such interest was payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures was convertible into common stock at $0.25. Accordingly, the convertible debentures was indexed to 19,995,092 shares of our common stock.

Our accounting for the aforementioned exchange transaction required us to consider whether the exchange resulted in a substantial modification to the original convertible debentures based upon either cash flows or the fair value of the embedded conversion feature, wherein is generally defined as a change greater than 10%. In all instances, our calculations indicated that the exchange of convertible debentures resulted in changes that were substantial to either cash flows, the embedded conversion option, or both. As a result, we were required to extinguish the prior debt instruments and reestablish the new convertible debentures at fair value, with the difference reflected in our expenses.

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

The principal amount of the debentures was initially payable on September 10, 2010 and the interest was payable quarterly, on a calendar quarter basis. While the debenture was outstanding, the investor had the option to convert the principal balance, and not the interest, into shares of our common stock at a conversion price of $0.25 per common share. Each such debenture was exchanged on February 24, 2010 for a new debenture issued by the Company. (see discussion above)

2009 Convertible Debenture Financings

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

Each debenture bore interest at a rate of 12% per annum from the date of issuance until paid in full. Each such debenture was exchanged on February 24, 2010 for a new debenture issued by the Company. (see discussion above)

Midtown Partners & Co., LLC (“Midtown Partners”), a NASD registered broker dealer, acted as the placement agent for the Company in connection with the January 30, July 20, and September 25, 2009 Convertible Debt Offerings (“2009 Convertible Debt Offerings”). We paid Midtown Partners cash commissions equal to $198,000 and we issued Series BD Common Stock Purchase Warrants to Midtown Partners entitling Midtown Partners to purchase 1,720,000 shares of the Company’s common stock at an initial exercise price of $0.50 per share and 440,000 shares of the Company’s common stock at an initial exercise price $0.25 per share. Since the Series BD warrants offered full ratchet anti-dilution protection, any previously issued and outstanding warrants with a conversion price greater than $0.25 automatically had their conversion price ratchet down to $0.25 as subsequent issuances were made with a conversion price of $0.25.

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

Note 6 – Redeemable Preferred Stock

Securities Option Agreement:

On June 30, 2012, we executed Securities Option Agreement with Vicis Capital Master Fund (“Vicis”) whereby Vicis grants us an option to purchase and redeem the securities and debentures held by Vicis. The option becomes exercisable on the date that all principal and accrued interest on all debentures has been paid in full, and may be exercised at any time after initial exercise date through and including December 31, 2013 (expiration date).

Upon exercise of the “option” the redemption price for the securities shall be an amount equal to $16,000,000 minus the sum of principal and accrued interest paid.

In addition, upon exercise of the option, any and all unpaid dividends on the securities shall be surrendered and cancelled without payment of additional consideration.

Redeemable preferred stock consists of the following as of:	June 30, 2012	December 31, 2011

Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at June 30, 2011; redemption value $5,000,000, and 500 shares issued and outstanding at September 30, 2010; redemption value $5,000,000.
Initial carrying value	$13,246,609	$13,246,609
Accumulated accretion	(5,108,240)	(2,863,652)
Carrying values	$8,138,369	$10,382,957

Our Series A Convertible Preferred Stock became mandatorily redeemable for cash of $5,000,000 on June 30, 2011. On that date, after negotiations with our preferred investors, we modified the underlying Certificate of Designation solely to extend the mandatory redemption date to July 1, 2013 (extended to December 31, 2013). In considering all facts and circumstances, including the changes in future cash flows and the fair value of the embedded conversion feature, we concluded that the modification to the Series A Convertible Preferred Stock was substantial, thus warranting accounting analogous to extinguishment accounting for debt wherein the fair value of the amended contracts replace the carrying value of the original contracts. The difference between those two amounts in the case of preferred stock is recorded in stockholders equity.

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

Note 7 – Derivative Financial Instruments

On June 30, 2011, our investors agreed to modifications of our Series A Preferred Stock and our Series D Warrants that provided for reclassification of the derivatives to stockholder’s equity or, in the case of the preferred stock, redeemable preferred stock. The components of our derivative liabilities consisted of the following at June 29, 2011 (the last closing prices available prior to the modifications) and September 30, 2010:

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

Note 8 - Commitment and Contingencies

Leases

Our principal executive offices were located at 1100 NW 163rd Drive, Miami, Florida 33169.  Our offices consisted of approximately 3,500 square feet. Our lease was extended on June 1st, 2011 for a term of 1 year, and terminated on May 31, 2012. The facility was suitable for our purposes.

On August 8, 2011 we purchased an existing building located at 1080 NW 163rd Drive, Miami Gardens, Florida 33169, to be used as our corporate offices and operational center. The building, a 21,675 square foot free standing structure, was purchased for $2,700,000 from Core Development Holdings Corporation, which entity has no relationship to the Company. During the month of May 2012 we completed our relocation to our new building. At this time our entire operations are functioning within our new facility.

Note 9 – Related Party Transactions – None.

Note 10 - Subsequent Events

2012 Stock Option Plan

On July 25, 2012, Nettalk adopted our 2012 Stock Option Plan (the "Plan") which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 5,000,000 shares of the Company’s common stock.

On July 25, 2012, we issued 471,500 shares of common stock as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

2011 Stock Option Plan

On July 25, 2012, we issued 1,028,500 shares of common stock as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

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

Background

Company and Business

We are a telephone company, which provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the “DUO” and the “DUO WIFI”. The DUO WIFI and DUO II are presently sold and distributed to our customers. These products are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI allows users to use these services without an Ethernet cable plugged into the device.

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

Federal CALEA

On August 5, 2005, the Federal Communication Commission (the FCC) released an Order extending the obligation of the Communication Assistance for Law Enforcement Act (“CALEA”) to interconnect VOIP providers. Under CALEA , telecommunication carriers must assist law enforcement in executing electronic surveillance, which includes the capability of providing call content and call identifying information to local enforcement agencies, or LEA, pursuant to a court order or other lawful authorization.

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

Our primary source of revenue is the sale and distribution of our DUO, DUO WIFI and DUO IIproducts. We also generate revenue from the sale of accessories to our product and international long distance monthly charges that are billed to our customers.

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

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenues: Our revenues amounted to $1,495,676 and $589,257 for the three months ended June 30, 2012, and 2011, respectively. The increase in revenues relates to increase in sales activities due to market penetration and new sales to large retailers.

Cost of sales: Our cost of sales amounted to $1,604,999 and $417,123 or the three months ended June 30, 2012, and 2011, respectively. The increase in cost of sales relates to increase in sales activities due to market penetration and new sales to large retailers.

Gross margin: Our gross margin amounted to $(109,323) and $172,134for the three months ended June 30, 2012 and 2011, respectively. Our gross margin remains negative due to economies of scale. We expect our per unit manufacturing cost to reduce over time consistent with sales as we take advantages of economies of scale, Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and marketing: Our advertising and marketing expenses amounted to $271,600 and $612,046 for the three months ended June 30, 2012 and 2011, respectively. The breakdown of our advertising expense is as follows:

	June 30,
	2012	2011

Media and others	$235,960	$529,965
Smartphone application costs (branding)	35,640	82,081
Total	$271,600	$612,046

Smartphone Application: We released our Smartphone application during December of 2010. The smart phone application continues to be one of the top downloaded apps in Canada. We had more than 600,000 users of our application at June 30, 2012.

Compensation and Benefits: Our compensation and benefits expense amounted to $501,212 and $325,796 for the three months ended June 30, 2012 and 2011, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions. We continue to increase our technical staff by hiring IT engineers and software developers.

Professional Fees: Our professional fees amounted to $125,447 and $83,469 for the three months ended June 30, 2012 and 2011, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $64,954 and $91,792 for the three months ended June 30, 2012 and 2011, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended June 30, 2012, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs: We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. At this time our main products are being sold in the market place. Therefore, research and development cost reported in our financial statements relates to pre – marketing cost and are expensed accordingly.

	June 30,
Components of research and development:	2012	2011
Product development and engineering	$39,888	$90,648
Payroll and benefits	290,675	129,485
Total	$330,563	$220,133

General and Administrative Expenses: General and administrative expenses amounted to $855,148and $728,573for the three months ended June 30, 2012 and 2011, respectively, and consisted of general corporate expenses. General corporate expenses included $53,287 in occupancy costs for the three months ended June 30, 2012 and $74,950 for the comparable period ended June 30, 2011.

Our general and administrative expenses are made up of the following accounts:

	June 30,
	2012	2011
Commission	242,303	148,739

Rent and occupancy	53,287	74,950

Insurance	55,353	31,205

Taxes and licenses	36,985	14,713

Telephone	7,378	-

Travel	42,486	55,319

Shipping and handling cost	184,434	213,884

Other	232,792	189,763

Total	$855,148	$728,573

Loss from operations: Loss from operations amounted to $2,258,247for the three months ended June 30, 2012 compared to $1,889,675 for the three months ended June 30, 2011.

Interest Expense: Interest expense amounted to $1,612,800 and $266,130 for the three months ended June 30, 2012 and 2011 respectively. Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative income : Derivative income amounted to $0 and $5,086,209 for the three months ended June 30, 2012 and 2011, respectively. Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Debt extinguishment: Debt extinguishment amount to $3,135,235 for three months ended June 30, 2012 compared to $824,922 for the same period of June 30, 2011.

Extended maturity dates on existing Debentures:

On June 30, 2012, we entered into an agreement to modify our outstanding debentures solely to extend their maturity dates that originally ranged from June 30, 2012 to July 1, 2013 to December 31, 2013. There were no other material modifications to the debentures and the holders received no additional consideration to effect the modification. As a result of these modifications, we evaluated each debenture to determine whether the maturity extension constituted a substantial modification. Under current accounting standards, from a debtor’s perspective, a modification of a debt instrument is deemed equivalent to the exchange of debt instruments if the present value of the cash flows under the terms of the modified arrangement are at least 10 percent different from the present value of the remaining cash flows under the terms of the original debt instrument. In cases where the difference in cash flows exceeds this level, extinguishment accounting is prescribed. As a result of our calculations, we concluded that the present values, using the effective interest rates on the issuance dates, of our face value $5,266,130, $2,000,000, and $3,500,000 debentures exceeded the substantive threshold. Accordingly, the debentures were adjusted to their respective fair values of $6,150,160, $2,313,888, and $3,852,748 and a corresponding charge to income in the amount of $3,135,148 representing the extinguishment loss. The fair values of the debentures were determined based upon their future cash flows, discounted at a credit-risk adjusted market interest rate of 7.4%.

Securities Option Agreement:

On June 30, 2012, we executed Securities Option Agreement with Vicis Capital Master Fund (“Vicis”) whereby Vicis grants us an option to purchase and redeem the securities and debentures held by Vicis. The option becomes exercisable on the date that all principal and accrued interest on all debentures has been paid in full, and may be exercised at any time after initial exercise date through and including December 31, 2013 (expiration date).

Upon exercise of the “option” the redemption price for the securities shall be an amount equal to $16,000,000 minus the sum of principal and accrued interest paid.

In addition, upon exercise of the option, any and all unpaid dividends on the securities shall be surrendered and cancelled without payment of additional consideration.

Net income (loss): Net income (loss) amounted to $(7,006,282) and $2,106,781 for the three months ended June 30, 2012 and 2011, respectively. Net income (loss) includes other expense items such as: derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These items are non-cash, non-recurring and extraordinary.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $7,006,282and $485,905 for the three months ended June 30, 2012 and 2011, respectively. Net loss applicable to common stockholders includes extraordinary items such as: derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These items are non-cash, non-recurring and extraordinary.

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

Results of Operations

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenues: Our revenues amounted to $2,551,997 and $1,201,036 for the six months ended June 30, 2012, and 2011, respectively. The increase in revenues relates to increase in sales activities due to market penetration and new sales to large retailers.

Cost of sales: Our cost of sales amounted to $2,918,753 and $1,328,394for the six months ended June 30, 2012, and 2011, respectively. The increase in cost of sales relates to increase in sales activities due to market penetration and new sales to large retailers.

Gross margin: Our gross margin amounted to $(366,756) and $(127,358) for the six months ended June 30, 2012 and 2011, respectively. Our gross margin remains negative due to economies of scale. We expect our build of material cost to reduce over time consistent with sales as we take advantages of economies of scale, Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and marketing: Our advertising and marketing expenses amounted to $700,843 and $985,747 for the six months ended June 30, 2012 and 2011, respectively. The breakdown of our advertising expense is as follows:

	June 30,
	2012	2011

Media and others	$621,878	$903,666
Smartphone application costs (branding)	78,965	82,081
Total	$700,843	$985,747

Smartphone Application: We released our Smartphone application during December of 2010. The smart phone application continues to be one of the top downloaded apps in Canada. We had more than 600,000 users of our application at June 30, 2012.

Compensation and Benefits: Our compensation and benefits expense amounted to $823,208 and $430,713 for the six months ended June 30, 2012 and 2011, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions. We continue to increase our technical staff by hiring IT engineers and software developers.

Professional Fees: Our professional fees amounted to $267,082 and $161,111 for the six months ended June 30, 2012 and 2011, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $127,513 and $182,706 for the six months ended June 30, 2012 and 2011, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the six months ended June 30, 2012, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs: We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. At this time our main products are being sold in the market place. Therefore, research and development cost reported in our financial statements relates to pre – marketing cost and are expensed accordingly.

	June 30,
Components of research and development:	2012	2011
Product development and engineering	$57,737	$121,973
Payroll and benefits	610,219	247,279
Total	$667,956	$369,252

General and Administrative Expenses: General and administrative expenses amounted to $1,589,181 and $1,022,565for the six months ended June 30, 2012 and 2011, respectively, and consisted of general corporate expenses. General corporate expenses included $134,392 in occupancy costs for the six months ended June 30, 2012 and $141,729 for the comparable period ended June 30, 2011.

Our general and administrative expenses are made up of the following accounts:

	June 30,
	2012	2011
Bad debt expense	$-	$(582)
Commission	422,077	148,739
Rent and occupancy	134,392	141,729
Insurance	103,672	56,395
Software	-	13,260
Taxes and licenses	57,742	32,195
Telephone	15,211	5,548
Travel	112,366	92,132
Shipping and handling cost	282,977	275,190
Other	407,744	257,959
Total	$1,509,181	$1,022,565

Interest Expense: Interest expense amounted to $2,914,769 and $416,094 for the six months ended June 30, 2012 and 2011 respectively. Such amount represented (i) stipulated interest under our aggregate $4,200,000 face value convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative loss : Derivative loss amounted to $0 and $17,174,242 for the six months ended June 30, 2012 and 2011, respectively. Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Debt extinguishment: Debt extinguishment amount to $3,135,235 for three months ended June 30, 2012 compared to $1,192,422 for the same period of June 30, 2011.

Extended maturity dates on existing Debentures:

On June 30, 2012, we entered into an agreement to modify our outstanding debentures solely to extend their maturity dates that originally ranged from June 30, 2012 to July 1, 2013 to December 31, 2013. There were no other material modifications to the debentures and the holders received no additional consideration to effect the modification. As a result of these modifications, we evaluated each debenture to determine whether the maturity extension constituted a substantial modification. Under current accounting standards, from a debtor’s perspective, a modification of a debt instrument is deemed equivalent to the exchange of debt instruments if the present value of the cash flows under the terms of the modified arrangement are at least 10 percent different from the present value of the remaining cash flows under the terms of the original debt instrument. In cases where the difference in cash flows exceeds this level, extinguishment accounting is prescribed. As a result of our calculations, we concluded that the present values, using the effective interest rates on the issuance dates, of our face value $5,266,130, $2,000,000, and $3,500,000 debentures exceeded the substantive threshold. Accordingly, the debentures were adjusted to their respective fair values of $6,150,160, $2,313,888, and $3,852,748 and a corresponding charge to income in the amount of $3,135,148 representing the extinguishment loss. The fair values of the debentures were determined based upon their future cash flows, discounted at a credit-risk adjusted market interest rate of 7.4%.

Net loss: Net loss amounted to $10,512,295and $22,060,296 for the six months ended June 30, 2012 and 2011, respectively.

Net loss includes extraordinary items such as: derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These items are non-cash, non-recurring and extraordinary.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $10,512,295 and $24,652,982for the six months ended June 30, 2012 and 2011, respectively. Net loss applicable to common stockholders includes extraordinary items such as: derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These items are non-cash, non-recurring and extraordinary.

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

Liquidity and Capital Resources

Statement of cash flow data:	June 30, 2012	June 30,2011

Net cash provided (used) in operating activities	$(2,948,729)	$(3,726,105)
Net cash provided (used) in investing activities	(190,375)	(144,541)
Net cash provided (used) in financing activities	1,640,143	4,910,000

Net cash used by operating activities of $(2,948,729) was primarily due to operating expenses including increases in telecommunication expenses, research and development expenses for anticipated new products, marketing expenses, travel expenses to set up facilities in China, increases in wages expenses due to new hires and increased general and administrative expenses,

Net cash used in investing activities of $(190,375) was due to purchase of telecommunication equipment.

Net cash of $1,640,143 provided by financing activities was due to proceeds from 10% senior debentures in the amount of $1,450,000 and issuance of common stock under our employee stock option plan.

On June 30, 2012, we had cash on hand of $40,432 and restricted cash on hand of $115,259.

Our largest operating expenditures currently consist of the following items: $300,000 per month on payroll.

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

Operating revenue consist of customer equipment sales of our main products the NetTalk DUO (“DUO”), DUO WIFI and DOU II, telecommunication service revenues, shipping and handling revenues.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30, 2012:

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

Changes in Internal Controls.

During the three and six months ended June 30, 2012 , there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities – NONE.

Item 4.  Mine Safety Disclosures – NONE.

Item 5.  Other Information – Subsequent events:

2012 Stock Option Plan

On July 25, 2012, Nettalk adopted the 2012 Stock Option Plan (the "Plan") which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 5,000,000 shares of the Company’s common stock.

On July 25, 2012, we issued 471,500 shares of common stock as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

2011 Stock Option Plan

On July 25, 2012, we issued 1,028,500 shares of common stock as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

Item 6.  Exhibits

Exhibit No.	Description

3.1.1	Sixth Amendment to the Articles of Incorporation, Amendment and Restatement of the Preferences, Privileges and Restrictions of the Series A Convertible Preferred Stock (4).
10.1	10% Senior Secured Debenture Due June 30, 2012 (1).
10.2	10% Senior Secured Debenture Due June 30, 2012 (2).
10.3	10% Senior Secured Debenture Due June 30, 2012 (3).
10.4	Debentures and Series A Preferred Stock Modification Agreement (4).
10.5	Securities Option Agreement (4).
10.6	Nettalk.com, Inc. 2012 Stock Option Plan (5).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2012.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2012.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15,, 2012.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section # 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2012.
101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Statement of Operations for the three and six months ended June 30, 2012and 2011, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(1)	Previously filed as an Exhibit to the Form 8 K, filed with SEC on April 5, 2012 and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Form 8 K, filed with SEC on April 23, 2012 and incorporated herein by reference.

(3)	Previously filed as an Exhibit to the Form 8 K, filed with SEC on June 6, 2012 and incorporated herein by reference.

(4)	Previously filed as an Exhibit to the Form 8 K, filed with SEC on June 25, 2012 and incorporated herein by reference.

(5)	Previously filed as an Exhibit to the Form 8 K, filed with SEC on July 27, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: August 14, 2012	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

