Form 10-Q/A
period 2012-06-30
NET TALK.COM, INC.
filed 2012-09-13
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant had 58,481,355 shares of Common Stock, par value $0.001 per share, outstanding as of August 14, 2012.

Explanatory note

The purpose of this Amendment 1 on Form 10 Q/A to Nettlak.com, Inc.’s quarterly report on Form 10 Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, is solely to reflect correction to our total inventory reflected on page 7, as original amount of $2,1016,322 and corrected to $2,016,322.

Inventory

Inventories are recorded at cost or market, whichever is lower.

	June 30, 2012	December 31, 2011
Productive material, work in process and supplies	$1,189,186	$1,186,916
Finished products	827,136	1,018,339
Total	$2,016,322	$2,205,255

No other changes were made to the original Form 10 Q. This Amendment No. 1 relates to original filing date of the Form 10 Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10 Q, except as herein reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: September 13, 2012	By:	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: September 13, 2012	By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)