Form 10-Q
period 2012-09-30
NET TALK.COM, INC.
filed 2012-11-14
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

The Registrant had 59,981,355 shares of Common Stock, par value $0.001 per share, outstanding as of November 14, 2012.

Net Talk.com, Inc

INDEX

		Page No.

Part I	Financial Information

Item 1	Financial Statements

	Balance Sheets at September 30, 2012 (Unaudited) and December 31, 2011	3

	Statements of Operations for the Three Months and Nine Months	4
	Ended September 30, 2012 and 2011 (Unaudited)

	Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

	Notes to Financial Statements	6 - 24

Item 2	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	25 - 36

Item 3	Quantitative and Qualitative Disclosures About Market Risks	36

Item 4	Controls and Procedures	36

Part II	Other Information

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3	Defaults Upon Senior Securities	37

Item 4	Mine Safety Disclosures	37

Item 5	Other information	38

Item 6	Exhibits	38

Signatures		39

Net Talk.com, Inc.

Balance Sheets

	(unaudited)
	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$224,646	$1,539,263
Restricted cash	115,259	98,877
Accounts receivable, net	531,096	576,160
Inventory	1,519,841	2,205,255
Prepaid expenses	6,303	3,511
Note receivable	16,000	43,000
Total current assets	2,413,145	4,466,066

Building, telecommunications equipment, land and other property, net	2,976,447	3,000,039
Intangible assets, net	155,482	132,364
Other assets	37,253	39,754
Total assets	$5,582,327	$7,638,223

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$1,738,258	$888,993
Accrued dividends	1,151,116	701,116
Accrued expenses	452,183	532,159
Deferred revenue	2,248,560	1,683,948
Current portion of senior debentures	-	2,211,483
Total current liabilities	5,590,117	6,017,699

Senior debentures	14,939,060	3,783,692
Total liabilities	20,529,177	9,801,391

Redeemable preferred stock, $.001 par value, 10,000,000 shares authrorized, 500 and 300 issued and outstanding as of September 30, 2012 and December 31, 2011.	7,205,192	10,382,957

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 59,981,355 and 39,464,892 issued and outstanding as of September 30, 2012 and December 31, 2011.	59,980	39,465
Additional paid in capital	32,380,524	29,453,120
Accumulated deficit	(54,592,546)	(42,038,710)
Total stockholders' deficit	(22,152,042)	(12,546,125)

Total liabilities, redeemable preferred stock and stockholders' deficit	$5,582,327	$7,638,223

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.

Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2012	2011	2012	2011

Revenues	$1,538,776	$1,039,356	$4,091,280	$2,240,392

Cost of sales	1,531,699	800,328	4,450,452	2,128,722

Gross margin	7,077	239,028	(359,172)	111,670

Advertising and marketing	144,753	799,942	845,596	1,785,689
Compensation and benefits	430,969	315,836	1,254,177	746,549
Professional fees	216,278	82,700	483,360	243,811
Depreciation and amortization	65,840	83,950	193,353	266,656
Research and development	284,912	480,451	952,868	849,703
General and administrative expenses	616,799	738,016	2,126,487	1,780,581

Total operating expenses	1,759,551	2,500,895	5,855,841	5,672,989

Loss from operations	(1,752,474)	(2,261,867)	(6,215,013)	(5,561,319)

Other income (expenses):
Interest expense	(289,067)	(528,428)	(3,203,835)	(944,522)
Derivative (expense)	-	(388,800)	-	(17,563,042)
Debt extinguishment	-	289,684	(3,135,236)	(902,738)
Interest income	-	691	248	2,605
	(289,067)	(626,853)	(6,338,823)	(19,407,697)

Net income (loss)	(2,041,541)	(2,888,720)	(12,553,836)	(24,969,016)

Reconciliation of net income (loss) applicable to common stockholders:
Accretion of preferred stock	-	1,518,908	-	(923,778)
Preferred stock dividends	-	(297,000)	-	(447,000)

Loss applicable to common stockholders	$(2,041,541)	$(1,666,812)	$(12,553,836)	$(26,339,794)

Loss per common shares:
Basic earnings per common share	$(0.03)	$(0.08)	$(0.21)	$(0.67)
Diluted earnings per common share	$(0.03)	$(0.08)	$(0.21)	$(0.67)

Weighted average shares:
Basic	59,980,365	19,792,214	59,980,365	39,464,892
Diluted	59,980,365	19,792,214	59,980,365	39,464,892

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.

Statements of Cash Flows

	Nine months ended
	September 30,
	(unaudited)	(unaudited)
	2012	2011
Cash flow from operating activities:
Net loss	$(12,553,836)	$(24,969,016)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	141,471	107,149
Amortization	51,882	159,506
Debt extinguished	3,135,235	1,293,538
Amortization of debt discount	-	331,605
Cancellation of shares for services	-	(223,361)
Derivative fair value adjustments	2,958,561	17,174,242
Changes in assets and liabilities:
Accounts receivables	45,065	(676,848)
Prepaid expenses and other assets	24,208	(4,149)
Inventories	685,414	(706,435)
Deferred revenues	564,612	739,590
Accounts payable	849,265	631,104
Accrued expenses	370,024	499,377
Net cash (used) in operating activities	(3,728,099)	(5,643,698)
Cash flow used in investing activities:
Restricted cash	(16,382)	140,000
Acquisition of corporate offices and operations center and fixed assets	(192,880)	(2,599,284)
Decrease in deposits	2,501	(15,253)
Net cash (used) in investing activities:	(206,761)	(2,474,537)
Cash flow from financing activities:
Notes payables - debentures	2,400,000	10,500,000
Cash paid for dividends on preferred stock	-	(90,000)
Issuance of common stock (net)	220,243	250,000
Net cash provided from financing activities	2,620,243	10,660,000
Net increase (decrease) in cash	(1,314,617)	2,541,765
Cash and equivalents, beginning	1,539,263	1,021,684
Cash and equivalents, ending	$224,646	$3,563,449

Supplemental disclosures:
Cash paid for interest	$-	$149,953
Cash paid for income taxes	$-	$-
Cash paid for preferred stock dividends	$-	$90,000

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Notes to Unaudited Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

Basis of presentation:

The accompanying unaudited financial statements as of and for the three and nine months ended September 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all the information and footnotes required for complete financial statements. However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

The unaudited financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KT for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

Nature of operations:

Net Talk.com, Inc. (“NetTalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the DUO and DUOWIFI, analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our DUO products and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our DUO products provide one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO products are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

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

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits. Our cash balances exceeded the FDIC limits by $1,718 and $1,289,263 at September 30, 2012 and December 31, 2011, respectively.

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

Inventory

Inventories are recorded at cost or market, whichever is lower.

	September 30, 2012	December 31, 2011
Productive material, work in process and supplies	$952,854	$1,186,916
Finished products	566,987	1,018,339
Total	$1,519,841	$2,205,255

During the three and nine months period ended September 30, 2012 and December 31, 2011 in accordance with our lower of cost or market analyses we did not record any lower of cost or market adjustments to our finished goods inventories.

Of our $566,987 of finished goods inventory, $51,935 of it is held on consignment at one of our distributors at September 30, 2012.

Reclassification of shipping and handling cost as general and administrative expenses.

We have elected to record and classify our shipping and handling cost as general and administrative expenses.

The amount reported as shipping and handling cost for three and nine months ended September 30, 2012 and 2011, were:

	Three months		Nine months
	2012	2011	2012	2011

Shipping and handling cost	$157,434	$184,569	$414,599	$459,759

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of research and development:	2012	2011	2012	2011
Product development and engineering	$9,565	$164,801	$90,485	$286,774
Payroll and benefits	275,347	315,650	862,383	562,929
Total	$284,912	$480,451	$952,868	$849,703

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

On July 25, 2012, we issued 1,028,500 shares of common stock to our employees and vendors as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

Summary of 2011 Stock Option Plan (issuances):

January 16, 2012	3,483,500	Common shares
May 28, 2012	15,488,000	Common shares
July 25, 2012	1,028,500	Common shares
Total	20,000,000	Common shares

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

On July 25, 2012, we issued 471,500 shares of common stock to our employees and vendors as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

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

Certain risks and concentration

Our largest manufacturer accounted for approximately 52% of our cost of goods sold for the three and nine months period ended in September 30, 2012 and 0% of outstanding accounts payable at period ended September 30, 2012, comparable amounts for periods ended September 30, 2011 were 36% of cost of goods sold and 0% of outstanding accounts payables.

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

Our net loss reflects permanent tax differences which are not deductible for tax purposes. Therefore, our tax net operating loss would be reduced accordingly. Our major permanent differences for the three and six ended September 30, 2012 and 2011, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Permanent differences:	2012	2011	2012	2011
Derivative income (expense)	$-	$(388,800)	$-	$(17,563,042)
Debt extinguished	-	289,684	(3,135,236)	(902,738)
Total income (expense)	$-	$(99,116)	$(3,135,236)	$(18,465,780)

Note 3 - Telecommunications Equipment and Other Property

Telecommunications equipment and other property consist of the following:

	Life	September 30, 2012	December 31, 2011

Telecommunication equipment	7	$355,207	$335,340
Computer equipment	5	156,957	121,944
Building	35	2,448,364	2,448,364
Building improvements	10	36,342	-
Office equipment and furnishing	7	48,212	29,914
Purchased software	3	34,147	25,787
Land		270,000	270,000
Sub – total		3,349,229	3,231,349
Less: accumulated depreciation		(372,782)	(231,310)
Total		$2,976,447	$3,000,039

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices.

On August 8, 2011 we purchased an existing building located at 1080 NW 163rd Drive, Miami Gardens, Florida 33169, to be used as our corporate offices and operational center. The building, a 21,675 square foot free standing structure, was purchased for $2,700,000 from Core Development Holdings Corporation, which has no relationship to the Company. During the month of May 2012 we completed our relocation to our new building. At this time our entire operations are functioning within our new facility.

Depreciation of the above assets was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Depreciation expense	$48,130	$39,880	$141,471	$107,150

Note 4 - Intangible Assets:

Intangible assets consist of following:

	Life	September 30, 2012	December 31, 2011

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Telephony licenses	2	9,195	9,195
Patents	20	86,023	11,024
Domain names	2	7,723	7,723
		926,987	851,988
Less accumulated amortization		(771,505)	(719,624)
		$155,482	$132,364

Amortization of the above assets was as follows:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Amortization expense	$17,710	$44,070	$51,882	$159,506

The weighted average amortization period for the intangible assets is 18 years.

Estimated future amortization of intangible assets for each of the following years as of September 30, 2012, as follows:

2012	$16,462
2013	67,092
2014	48,499
2015	3,750
Future years	19,679
Total	$155,482

Note 5 – Securities Option Agreement, Secured Convertible Debentures, Secured Long-Term Debentures and Short Term Debt

Securities Option Agreement:

On June 30, 2012, we executed Securities Option Agreement with Vicis Capital Master Fund (“Vicis”) whereby Vicis grants us an option to purchase and redeem all securities and debentures held by Vicis. The option becomes exercisable on the date that all principal and accrued interest on all debentures has been paid in full, and may be exercised at any time after initial exercise date through and including December 31, 2013 (expiration date). Upon exercise of the “option” the redemption price for the securities shall be an amount equal to $16,000,000 minus the sum of principal and accrued interest paid on all debentures held by Vicis. Upon exercise of the option, any and all unpaid dividends on the securities shall be surrendered and cancelled without payment of additional consideration.

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

2012 Issuance of Non-Convertible Debentures

On March 30, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013

On April 23, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

On June 26, 2012, we issued a face value $450,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

During the three months ended September 30, 2012, we received advances in the total amount of $950,000, as part of a series of 10% senior secured debentures, due December 31, 2013, issued to our largest investor..

The carrying values our long-term and short term debt consisted of the following as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
$2,000,000 face value 12% debenture, due December 31, 2013	$2,355,644	$941,762
$3,500,000 face value 12% debenture, due December 31, 2013	3,922,273	2,211,483
$5,266,130 face value 12% debenture, due December 31, 2013	6,261,143	2,841,930
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	-
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	-
$ 450,000 face value 10% debenture, due December 31, 2013	450,000	-
$ 950,000 advances on 10% debenture, due December 31, 2013	950,000	-
Total	$14,939,060	$5,995,175

2011 Issuance of Non-Convertible Debentures

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

Note 6 – Redeemable Preferred Stock and Stock Option Agreement

Securities Option Agreement:

On June 30, 2012, we executed Securities Option Agreement with Vicis Capital Master Fund (“Vicis”) whereby Vicis grants us an option to purchase and redeem all securities and debentures then held by Vicis. The option becomes exercisable on the date that all principal and accrued interest on all debentures has been paid in full, and may be exercised at any time after initial exercise date through and including December 31, 2013 (expiration date).

Upon exercise of the “option” the redemption price for the securities shall be an amount equal to $16,000,000 minus the sum of principal and accrued interest paid on all debentures then outstanding.

In addition, upon exercise of the option, any and all unpaid dividends on the securities shall be surrendered and cancelled without payment of additional consideration.

Redeemable preferred stock consists of the following as of:	September 30, 2012	December 31, 2011

Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at September 30, 2012; redemption value $5,000,000, and 500 shares issued and outstanding at December 31, 2011; redemption value $5,000,000.
Initial carrying value	$13,246,609	$13,246,609
Accumulated accretion	(6,041,417)	(2,863,652)
Carrying values	$7,205,192	$10,382,957

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

Note 8 - Commitment and Contingencies – None.

Note 9 – Related Party Transactions – None.

Note 10 - Subsequent Events

On October 16, 2012 we filed a Form 8-K reporting issuance to an institutional accredited investor of a 10% Senior Secured Debenture, due December 31, 2013. The 10 % debenture memorialized total advances of $1,150,000 made to Nettalk.com, Inc. between July 2, 2012 and October 16, 2012. The 10% debenture among other matters, accrues interest at 10% per annum, is payable in full on December 31, 2013, is secured by all of the assets of Nettalk, and provides for a default rate of interest of no less than 18% per annum. Proceeds from the debenture were used for marketing and general working capital.

On November 9, 2012 we filed a Form 8-K reporting issuance to an institutional accredited investor a 10% Senior Secured Debenture, due December 31, 2013. The 10 % debenture provided for a total advance of $100,000 to Nettalk.com, Inc. The 10% debenture among other matters, accrues interest at 10% per annum, is payable in full on December 31, 2013, is secured by all of the assets of Nettalk, and provides for a default rate of interest of no less than 18% per annum. Proceeds from the debenture are for marketing and general working capital.

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

Background

Company and Business

We are a telephone company, which provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the “DUO”; “DUO II” and the “DUO WIFI”. The DUO WIFI and DUO II are presently sold and distributed to our customers. These products are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI allows users to use these services without an Ethernet cable plugged into the device.

Our DUO, DOU II and DUO WIFI and their related services are cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  Our DUO, DUO II and DUO WIFI provide a USB port, one Ethernet port and one analog telephone port. The DUO WIFI additionally provides a wireless chip so that users can connect to the device over WIFI hotspots. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO, DUO II and DUO WIFI are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

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

We have been granted or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in forty three states, as follows:

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

Our primary source of revenue is the sale and distribution of our DUO, DUO WIFI and DUO II products. We also generate revenue from the sale of accessories to our product and international long distance monthly charges that are billed to our customers.

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

Results of Operations

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Revenues: Our revenues amounted to $1,538,776 and $1,039,356 for the three months ended September 30, 2012, and 2011, respectively. The increase in revenues relates to new products and increase in sales activities due to market penetration and sales to large retailers.

Cost of sales: Our cost of sales amounted to $1,531,699 and $800,328 for the three months ended September 30, 2012, and 2011, respectively. The increase in cost of sales relates to new products and increase in sales activities. .

Gross margin: Our gross margin amounted to $7,077 and $239,028 for the three months ended September 30, 2012, and 2011, respectively. We expect our per unit manufacturing cost to reduce over time consistent with sales as we take advantages of economies of scale, Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and marketing: Our advertising and marketing expenses amounted to $144,753 and $799,942 for the three months ended September 30, 2012 and 2011, respectively. The breakdown of our advertising expense is as follows:

	September 30,
	2012	2011
Media and others	$126,506	$695,525
Smartphone application costs (branding)	18,247	104,417
Total	$144,753	$799,942

Smartphone Application: We released our Smartphone application during December of 2010. The smart phone application continues to be one of the top downloaded apps in Canada. We had more than 800,000 users of our application at September 30, 2012.

Compensation and Benefits: Our compensation and benefits expense amounted to $430,969 and $315,836 for the three months ended September 30, 2012 and 2011, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions. We continue to increase our technical staff by hiring IT engineers and software developers.

Professional Fees: Our professional fees amounted to $216,278 and $82,700 for the three months ended September 30, 2012 and 2011, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $65,840 and $83,950 for the three months ended September 30, 2012 and 2011, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended September 30, 2012, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

	September 30,
Components of research and development:	2012	2011
Product development and engineering	$9,565	$164,801
Payroll and benefits	275,347	315,650
Total	$284,912	$480,451

General and Administrative Expenses: General and administrative expenses amounted to $616,799 and $738,016 for the three months ended September 30, 2012 and 2011, respectively, and consisted of general corporate expenses. General corporate expenses included $- in occupancy costs for the three months ended September 30, 2012 and $80,780 for the comparable period ended September 30, 2011.

Our general and administrative expenses are made up of the following accounts:

	September 30,
	2012	2011
Commission	$131,232	$223,909
Rent and occupancy	-	80,780
Insurance	94,837	40,148
Taxes and licenses	60,254	13,650
Travel	40,439	44,501
Shipping and handling cost	157,434	184,569
Other	132,603	150,459
Total	$616,799	$738,016

Loss from operations: Loss from operations amounted to $1,752,474 for the three months ended September 30, 2012 compared to $2,261,867 for the three months ended September 30, 2011.

Interest Expense: Interest expense amounted to $289,067 and $528,428 for the three months ended September 30, 2012 and 2011 respectively. Such amount represented (i) stipulated interest under our convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative expense: Derivative expenses amounted to $0 and $388,800 for the three months ended September 30, 2012 and 2011, respectively. Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income.

Debt extinguishment: Debt extinguishment amount to $0 for three months ended September 30, 2012 compared to $289,684 for the same period of September 30, 2011.

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

Net loss: Net loss amounted to $2,041,541 and $2,888,720 for the three months ended September 30, 2012 and 2011, respectively. Net loss includes other expense items such as: derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These items are non-cash, non-recurring and extraordinary.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $2,041,541and $1,666,812 for the three months ended September 30, 2012 and 2011, respectively. Net loss applicable to common stockholders includes extraordinary items such as: derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These items are non-cash, non-recurring and extraordinary.

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

Results of Operations

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Revenues: Our revenues amounted to $4,091,280 and $2,240,392for the nine months ended September 30, 2012, and 2011, respectively. The increase in revenues relates to new products and increase in sales activities due to market penetration and sales to large retailers.

Cost of sales: Our cost of sales amounted to $4,450,452 and $2,128,722 for the nine months ended September 30, 2012, and 2011, respectively. The increase in cost of sales relates to increase in sales activities due to market penetration and new sales to large retailers.

Gross margin: Our gross margin amounted to $(359,172) and $111,670 for the nine months ended September 30, 2012, and 2011, respectively. Our gross margin remains negative due to economies of scale. We expect our build of material cost to reduce over time consistent with sales as we take advantages of economies of scale, Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and marketing: Our advertising and marketing expenses amounted to $845,596 and $1,785,689 for the nine months ended September 30, 2012 and 2011, respectively. The breakdown of our advertising expense is as follows:

	September 30,
	2012	2011

Media and others	$748,384	$1,599,191
Smartphone application costs (branding)	97,212	186,498
Total	$845,596	$1,785,689

Smartphone Application: We released our Smartphone application during December of 2010. The smart phone application continues to be one of the top downloaded apps in Canada. We had more than 800,000 users of our application at September 30, 2012.

Compensation and Benefits: Our compensation and benefits expense amounted to $1,254,177 and $746,549 for the nine months ended September 30, 2012 and 2011, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions. We continue to increase our technical staff by hiring IT engineers and software developers.

Professional Fees: Our professional fees amounted to $483,360 and $243,811 for the nine months ended September 30, 2012 and 2011, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a reporting company, we are required to comply with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of the quarterly and annual reports required under the Exchange Act as well as other reporting requirements under the Exchange Act.

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

Depreciation and Amortization: Depreciation and amortization amounted to $193,353 and $266,656 for the nine months ended September 30, 2012 and 2011, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the nine months ended September 30, 2012, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

	September 30,
Components of research and development:	2012	2011
Product development and engineering	$90,485	$286,774
Payroll and benefits	862,383	562,929
Total	$952,868	$849,703

General and Administrative Expenses: General and administrative expenses amounted to $2,126,487 and $1,780,581 for the nine months ended September 30, 2012 and 2011, respectively, and consisted of general corporate expenses. General corporate expenses included $134,393 in occupancy costs for the nine months ended September 30, 2012 and $222,509 for the comparable period ended September 30, 2011.

Our general and administrative expenses are made up of the following accounts:

	September 30,
	2012	2011
Commission	$554,020	$372,648
Rent and occupancy	134,392	222,509
Insurance	198,508	96,543
Taxes and licenses	118,092	32,560
Travel	152,805	136,633
Shipping and handling cost	414,599	459,759
Other	554,071	459,929
Total	$2,126,487	$1,780,581

Interest Expense: Interest expense amounted to $3,203,835 and $944,522 for the nine months ended September 30, 2012 and 2011 respectively. Such amount represented (i) stipulated interest under our convertible debentures, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative loss : Derivative loss amounted to $0 and $17,563,042 for the nine months ended September 30, 2012 and 2011, respectively. Such amount represents the change in fair value of liability-classified warrants. Derivative financial instruments are carried as liabilities, at fair value, in our financial statements with changes reflected in income. In addition to the liability-classified warrants, we also have certain compound derivative financial instruments related to our $4,200,000 face value convertible debentures that had de minimus values. We are required to adjust our warrant and compound derivatives to fair value at each reporting period. The fair value of our warrant derivative is largely based upon fluctuations in the fair value of our common stock. The fair value of our compound derivative is largely based upon estimates of cash flow arising from the derivative and credit-risk adjusted interest rates. Accordingly, the volatility in these underlying valuation assumptions will have future effects on our earnings.

Debt extinguishment: Debt extinguishment amount increased to $3,135,236 for nine months ended September 30, 2012 compared to $902,738 for the same period of September 30, 2011.

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

Net loss: Net loss amounted to $12,553,836 and $24,969,016 for the nine months ended September 30, 2012 and 2011, respectively. Net loss includes extraordinary items such as: derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These items are non-cash, non-recurring and extraordinary.

Net loss applicable to common stockholders: The net loss applicable to common stockholders amounted to $12,553,836 and $26,339,794 for the nine months ended September 30, 2012 and 2011, respectively. Net loss applicable to common stockholders includes extraordinary items such as: derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These items are non-cash, non-recurring and extraordinary.

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

Liquidity and Capital Resources

Statement of cash flow data:

	September 30, 2012	September 30,2011

Net cash provided (used) in operating activities	$(3,728,099)	$(5,643,698)
Net cash provided (used) in investing activities	(206,761)	(2,474,537)
Net cash provided (used) in financing activities	2,620,243	10,660,000

Net cash used by operating activities of $(3,728,099) was primarily due to operating expenses including increases in telecommunication expenses, research and development expenses for anticipated new products, marketing expenses, travel expenses visiting manufacturing facilities in China, increases in wages expenses due to new hires and increased general and administrative expenses,

Net cash used in investing activities of $(206,761) was due to purchase of telecommunication equipment and purchase of new corporate office building.

Net cash of 2,620,243 provided by financing activities was due to proceeds from 10% senior debentures and issuance of common stock under our employee stock option plan.

On September 30, 2012, we had cash on hand of $224,646 and restricted cash on hand of $115,259.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2012:

Due to the our limited resources, we have insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in our financial transactions. We do not have a formal audit committee and the Board of Directors does not have a financial expert, thus we lack the Board oversight role within the financial reporting process.

Our small size prohibits the segregation of duties and the timely review of accounts payable, expense reporting, inventory management and banking information.

Our Chief Executive Officer and Chief Financial Officer are in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed will be recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations in financial and manpower resources.   While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

During the three and nine months ended September 30, 2012 , there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings –

On April 4, 2012, MagicJack Vocaltec Ltd. filed a complaint in United States District Court For the Southern District Of Florida, Civil Action No.: 9:12-cv-80360-DMM, against the Company, alleging patent infringement, seeking injunctive relief and damages as a result of the alleged patent infringement. The Company has answered the complaint, denying all of its material allegations, asserting a number of affirmative defenses, and seeking counterclaims for declaratory relief. The Company’s patent counsel has provided an opinion that the Nettalk DUO does not infringe their patent, and the Company’s management intends to vigorously defend this lawsuit.

On September 21, 2012, Nettalk.com, Inc. filed a complaint in United States District Court For the Southern District Of Florida, Civil Action No.: 9:12-cv-81022-XXXX, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW, we are alleging patent infringement by the defendants, seeking injunctive relief and damages as a result of the alleged patent infringement by defendants.

On September 14, 2012, a supplier filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The supplier alleges in the complaint that Net Talk failed to pay for component parts manufactured for the Company’s products.  The Company has filed an answer to the complaint denying Arrow’s allegations and asserting affirmative defenses.  The Company believes it has a right of set off against a portion of amounts alleged by Arrow to be due.

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

Item 3. Defaults Upon Senior Securities – None.

Item 4. Mine Safety Disclosures – None.

Item 5. Other Information.

On October 16, 2012 we filed a Form 8 K reporting issuance to an institutional accredited investor of a 10% Senior Secured Debenture, due December 31, 2013. The 10 % debenture memorialized total advances of $1,150,000 made to Nettalk.com, Inc. between July 2, 2012 and October 16, 2012. The 10% debenture among other matters, accrues interest at 10% per annum, is payable in full on December 31, 2013, is secured by all of the assets of Nettalk, and provides for a default rate of interest of no less than 18% per annum. Proceeds from the debenture were used for marketing and general working capital.

On November 9, 2012 we filed a Form 8 K reporting issuance to an institutional accredited investor a 10% Senior Secured Debenture, due December 31, 2013. The 10 % debenture provided for a total advance of $100,000 to Nettalk.com, Inc. The 10% debenture among other matters, accrues interest at 10% per annum, is payable in full on December 31, 2013, is secured by all of the assets of Nettalk, and provides for a default rate of interest of no less than 18% per annum. Proceeds from the debenture are used for marketing and general working capital.

Item 6.	Exhibits

Exhibit No.	Description

10.1	10% Senior Secured Debenture, in the amount of $1,150,000, due December 31, 2013 (1).
10.2	10% Senior Secured Debenture, in the amount of $100,000, due December 31, 2013 (2).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2012.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2012.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15,, 2012.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section # 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2012.

101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Statement of Operations for the three and six months ended June 30, 2012and 2011, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(1)	Previously filed as Exhibit to our Form 8 K, filed with SEC on October 16, 2012 and incorporated by reference.
(2)	Previously filed as Exhibit to our Form 8 K, filed with SEC on November 9, 2012 and incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NET TALK.COM, INC.

Date: November 14, 2012	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Guillermo Rodriguez
Guillermo Rodriguez
CFO (Principal Financial and Accounting Officer)

