Form 10-Q/A
period 2012-09-30
NET TALK.COM, INC.
filed 2013-03-20
CIK 1383825

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [√] No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [ ] Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [√]

The Registrant had 59,981,355 shares of Common Stock, par value $0.001 per share, outstanding as of November 14, 2012.

1

Explanatory note

The purpose of this Amendment 1 on Form 10 Q/A to Nettlak.com, Inc.’s quarterly report on Form 10 Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012, is solely to reflect correction to our total weighted average shares : weighted average of basic and diluted shares reported as 59,981,355 and corrected to 47,686,425, also reflect revised earnings per share basic and diluted, originally reported at $(0.03) and $(0.21) and corrected to $(.04) and $(0.26) for three months and nine months ended September 30, 2012.

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Loss per common shares:
Basic and diluted earnings per common shares	$(0.04)	$(0.08)	$(0.26)	$(1.30)

Weighted average shares:
Basic and diluted	47,686,425	20,188,989	47,686,425	20,188,989

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

Date: March 19, 2013	By /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: March 19, 2013	By: /s/ Guillermo Rodriguez
Guillermo Rodriguez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

2