Form 10-K
period 2012-12-31
NET TALK.COM, INC.
filed 2013-09-10
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

Commission file number: 000-53668

NET TALK.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	20 – 4830633
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1080 NW 163rd Drive, Miami Gardens, FL	33169 – 5816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 621-1200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value per share	OTCBB
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

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of September 4 , 2013 was $349,634.1 The Registrant had 60,251,355 shares of Common Stock, $0.001 par value, outstanding as of September 4, 2013.

1 The aggregate market value of common equity held-by non-affiliates is computed based upon sale price of $0.07 occurring on September 4, 2013. The calculation does not account for common shares issuable upon conversion of convertible preferred stock or exercise of common stock purchase warrants.

Net Talk.com, Inc.

Form 10-K

For year ended December 31, 2012

Forward Looking Statements

Certain statements contained in this annual report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) and other written material and oral statements made from time to time by us do not relate to historical or current facts. As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “ seek, ” “ anticipate, ” “ believe, ” “ estimate, ” “ expect, ” “ intend, ” “ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue,” “may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

●	our ability to develop sales and marketing capabilities;

●	the accuracy of our estimates and projections;

●	our ability to fund our short-term and long-term financing needs;

●	changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in other sections of this report.

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

Part I

Item 1. Business

Company and Business

We are a telephone company, which manufactures, provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, and other similar type technologies. Our main products are the “DUO”, DUO II” and the “DUO WIFI”. All of these products are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI allows users to use these services without an Ethernet cable plugged into the device.

Our DUO, DUO II and DUO WIFI and their related services are cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our DUO, DUOII and DUO WIFI provide a USB port, one Ethernet port and one analog telephone port. The DUO WIFI additionally provides a wireless chip so that users can connect to the device over WIFI hotspots. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO, DUOII and DUO WIFI are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval, SMS, international call plans, local number portability and call transfer.

History and Overview

We are a Florida corporation, incorporated on May 1, 2006 under the name Discover Screens, Inc. (“Discover Screens”).

On September 10, 2008, we changed our name from Discover Screens, Inc. to NetTalk.com, Inc. and acquired certain tangible and intangible assets, formerly owned by Interlink Global Corporation (“Interlink”), related to our VOIP products.

Our Strategy

We continue to improve and enhance the following factors in building and expanding our customer base:

•	Deployment and distribution of our main products the DUO, DUO II and DUO WIFI, NetTalk TV devices, IPhone and Androids applications for smartphones and tablets .

•	We offer our customers an attractive and innovative value proposition: a portable telephone replacement with multiple and unique features that differentiates our services from the competition.

•	Innovative, high technology and low cost technology platform. We believe our innovative software and network technology platform provides us with a competitive advantage over our competition and allows us to maintain a low cost infrastructure relative to our competitors.

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

Our Products

At this time, our main products are the DUO, DUOII and DUO WIFI. Our DUO, DUOII and DUO WIFI are designed to provide specifications unique to each customer’s existing equipment. They allow the customer full mobile flexibility by being able to take internet interface anywhere the customer has an internet connection. Our DUO and DUO WIFI both have the following features:

•	A Universal Serial Bus (“USB”) connection allowing the interconnection of our DUO and DUO WIFI to any host computer.

•	In addition to the USB power source option, our DUO and DUO WIFI have an external power supply allowing the phone to independently power itself when not connected to a host computer;

•	Unlike most VoIP telephone systems, our DUO and DUO WIFI both have standalone feature allowing them to be plugged directly into a standard internet connection.

•	Our DUO and DUO WIFI are compact, space-efficient products.

Our DUO, DUOII and DUO WIFI have interface components so that the customer can purchase multiple units that can communicate with each other allowing simultaneous ringing from multiple locations.

Our DUO products are portable and allow our customers to make and receive phone calls with a telephone anywhere a broadband internet connection is available. We transmit the calls using Voice over Internet Protocol “VOIP” technology, which converts voice signals into digital data transmissions over the internet.

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

Patents – Domestic and International

Our product is under US patent number 8,243,722 as well as International patent pending in over 123 countries.

Marketing

We have developed direct sales channels, as represented by web sites and toll free numbers. Our direct sales channels are supported by highly integrated advertising campaigns across multiple media such as infomercials, television and other media channels. Our website is www.nettalk.com, our telephone number is 305-621-1200 and our fax number is 305-621-1201.

Our primary source of revenue is the sale and distribution of our netTalk DUO, DUO II and DUO WIFI. We also generate revenue from the sale of accessories to our product and international long distance monthly charges that are billed to our customers.

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

Our target audience is individual consumers and small businesses looking to lower their current cost of telecommunications. We are also reaching a large audience with our websites. We hope that consumers will find our websites by doing an internet search for VoIP service providers. We also use other means of advertising such as direct to consumer sales, ecommerce and retail marketing co-ops with retail customers.

Geographic Markets

Our primary geographic market is North America. Our target audiences are individual consumers and small businesses looking to lower their current cost of telecommunications. We also expect to reach a large audience with our websites. We hope that consumers will find our websites by doing an internet search for VoIP service providers. We will also use other means of advertising such as direct to consumer sales, ecommerce and coop marketing with retail stores.

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in multiple states, as follows:

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

As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive.

We differentiate our services from those offered by our competitors by offering exceptional customer service and lower cost alternatives. We have worked hard to control the development costs associated with the DUO, DUO II and DUOWIFI.                          We have done this by choosing phone components and component vendors that are economical but do not compromise on quality.        We have developed and marketed our own products and services, rather than simply reselling another manufacturer’s innovations. Finally, our DUO, DUO II and DUO WIFI products are standalone phone products that do not require the user to first invest in a computer. For these reasons, we believe that our DUO DUOII and DUO WIFI product is a lower cost alternative to similar telephone products currently being marketed (because we are engaged in the same cost saving measures for the services we offer).                            We are able to offer those services at a competitive price.

Our products and services are user friendly and convenient for our customers; for example, our packaging includes detailed, user friendly instructions and diagrams to allow for easy installation and activation. We have distinguished ourselves from our main competitors through the level of customer service offered to our consumers following their purchase or our products or services. Many of our competitors only offer customer service through an email query program. This does not allow the customer to receive rapid, real-time problem solving assistance in the event our competitor’s product or service fails. We have established a customer service online forum where our users can post their questions and read other users’ responses. The forum has key word or key phrase search option so that our customers can easily find a solution to the problem they are experiencing. Our forum is moderated by one of our development engineers to ensure that all questions are being properly addressed and issues resolved. We also offer a live customer support hotline. This allows us to provide superior customer service, while still keeping our costs low.

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

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in multiple states, as follows:

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

Employees

We employ 26 full time employees, none of our employees are subject to collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

Patents – Domestic and International

Our DUO product is under US patent number 8,243,722 as well as International patent pending in over 123 countries.

Research and Development

We expense research and development expenses as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product which are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. At this time, our main product the DUO, DUO II and DUO WIFI is being sold in the market place. Therefore, research and development cost reported in our financial statements relates to development of upcoming new products.

On July 14, 2010 we revealed our product the netTALK DUO (“DUO”).

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

We are presently working on other new products and anticipate future deployment the later part of this year and over the next year, including Nettalk “APP” for IPhone and Android and Nettalk TV.

Item 1 A. Risk factors

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Annual Report. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include, but are not limited to, those set forth below.

Our business faces many risks. We believe the risks described below are the material risks we face. However, the risks described below are not the only risks we face. Additional unknown risks or risks that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of common stock could decline significantly. Investors should consider the specific risk factors discussed below, together with the “Special Note Regarding Forward-Looking Information” and the other information contained in this Annual Report on Form 10-K and the other documents that we will file from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS:

We have not sustained profits and our losses could continue. Without sufficient additional capital to apply to repay our indebtedness, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects. Our current capital raising efforts may not be successful in raising additional capital on favorable terms, or at all.

We have experienced significant losses in the past and never sustained profits. For the years ended December 31, 2012 and 2011, we recorded net losses of $14.7 and $29.8 million, respectively. For the three month ended December 31, 2011 and 2010, we recorded net losses of $3.4 and $1.2 million, respectively. For the fiscal years ended September 30, 2011 and 2010 we recorded net losses of $27.7 and $6.4 million, respectively.

As of December 31, 2012, we had $15.6 million in current senior debentures, demand notes and $1.4 million in long term mortgage debt.

While we believe that our current cash resources, together with anticipated cash flows from operating activities, will be sufficient to fund our operations, including interest payments, in 2013, they will not be sufficient to fund repayment of principal on our outstanding indebtedness in 2013. Further, we do not anticipate having sufficient cash and cash equivalents to repay the debt should the senior debentures or mortgage debt lenders accelerate the maturity date of outstanding debt, and we would be forced to seek alternative sources of financing. In light of these circumstances, we will need to seek additional capital through public or private debt or equity financings.

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and financial ratios. The conversion of the convertible notes resulted in substantial dilution to our stockholders and any additional equity financing would also likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

Our business may be affected by factors outside our control ..

Our ability to increase sales and to profitably distribute and sell our products and services is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation. Our inability to overcome these risks could materially and adversely affect our operations.

Item 2. Properties

Description of properties

On August 8, 2011 we purchased an existing building located in Miami Gardens, Florida, currently used as our corporate offices and operational center. The building, a 21,675 square foot free standing structure, was purchased for $2,700,000 from Core Development Holdings Corporation, which entity has no relationship to the Company.

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

The agreements will grant us interconnection leasing rights in all forty-three states in which we have obtained or are pursuing a CLEC license. If we enter new markets, we expect to establish interconnection agreements with incumbent local exchange carriers on an individual state basis, as the need arises.

Item 3. Legal Proceedings

On April 4, 2012, MagicJack Vocaltec Ltd. filed a complaint in United States District Court For the Southern District of Florida, Civil Action No.: 9:12-cv-80360-DMM, against the Company, alleging patent infringement, seeking injunctive relief and damages as a result of the alleged patent infringement. The Company answered the complaint, denying all of its material allegations, asserting a number of affirmative defenses, and seeking counterclaims for declaratory relief. The Company’s patent counsel has provided an opinion that the NetTalk DUO does not infringe their patent. MagicJack Vocaltec Ltd. and NetTalk filed a Joint Stipulation and motion for the dismissal. Effective November 2012, the federal court has dismissed the entire case with prejudice, including all claims, counterclaims, defenses and causes of action.

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court For the Southern District of Florida, Civil Action No.: 9:12-cv-81022-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW, In the complaint, we allege patent infringement by the defendants, seeking injunctive relief and damages as a result of the alleged patent infringement by defendants.

On September 14, 2012, a supplier filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach. The supplier alleges in the complaint that Net Talk failed to pay for component parts manufactured for the Company’s products. The Company filed an answer to the complaint denying the supplier’s allegations and asserting affirmative defenses.

NetTalk reached a settlement with the supplier and as of December 31, 2012 we are in full compliance with said settlement.

On November 26, 2012, a supplier to the Client, Broadvox, LLC (“Broadvox”), filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, Case No.: CV-12-796095, alleging breach of contract by the Company and seeking damages of not less than $111,701 due to such alleged breach. The Company and Broadvox entered into a settlement agreement providing for the payment of all past due amounts.

A Statement of Claim was served by DACS Marketing & Sponsorship Inc. on NetTalk.com Inc. on June 20, 2012. The claim is for $125,834.21 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract.

A Statement of Defence was delivered on your behalf on August 31, 2012, denying all claims.

The following offers to settle have been made by the parties but to date, the parties have not accepted any proposed offers:

1.	November 7, 2012, NetTalk offered to settle the action by payment to DACS of $5,000.
2.	December 18, 2012, DACS offered to settle the action by NetTalk paying to DACS the sum of $85,000.
3.	December 27, 2012, NetTalk offered to settle the action by payment to DACS of $10,000.

To date, we have heard nothing further from the lawyer for DACS.

ITEM 4. Mine safety disclosures None

Part II

Item 5. Market for registrant’s common equity, related stockholder matters and issuer purchases of equity

Our common stock has been quoted on the OTC Bulletin Board under the symbol “NTLK” since September 15, 2009.

Market Information

The figures set forth below reflect the quarterly high and low bid information for shares of our common stock during the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions.

	High	Low
2011 Quarter Ended
March 31, 2011	$2.50	$0.29
June 30, 2011	$1.19	$0.51
September 30, 2011	$0.70	$0.26
December 31, 2011	$0.58	$0.15
2012 Quarter Ended
March 31, 2012	$1.67	$0.10
June 30, 2012	$0.48	$0.10
September 30, 2012	$0.20	$0.10
December 31, 2012	$0.19	$0.08

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT ABILITY TO RESELL SHARES. Our common stock is subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are securities with a price of less than $ 5.00 other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. In addition, the penny stock regulations require the broker-dealer to deliver prior to any transaction involving the penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with the respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of December 31, 2012, there were 170 registered holders or persons otherwise entitled to hold our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Fidelity Transfer.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends to holder of common stock will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	19,528,500

Total	-0-	-0-	19,528,500

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

2010 Stock Option Plan

On November 15, 2009, NetTalk adopted the 2010 Stock Option Plan (the "Plan") which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock issuable under the Plan was 10,000,000 shares of the Company’s common stock.

On July 26, 2010, we issued 3,709,500 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

On May 23 2011, we issued 3,890,000 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

On July 26 2011, we issued 2,400,500 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

Summary of 2010 Stock Option Plan (issuances):

July 26, 2010	3,709,500	Common shares
May 23, 2011	3,890,000	Common shares
July 26, 2011	2,400,500	Common shares
Total	10,000,000	Common shares

2011 Stock Option Plan

On June 15, 2011, NetTalk adopted the 2011 Stock Option Plan (the "Plan") which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock issuable under the Plan was 20,000,000 shares of the Company’s common stock.

On January 6, 2012, we issued 3,483,500 shares of common stock to our employees as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

On May 28, 2012, we issued 15,488,000 shares of common stock to our employees as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

On July 25, 2012, we issued 1,028,500 shares of common stock to our employees and vendors as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

Summary of 2011 Stock Option Plan (issuances):

January 6, 2012	3,483,500	Common shares
May 28, 2012	15,488,000	Common shares
July 25, 2012	1,028,500	Common shares
Total	20,000,000	Common shares

2012 Stock Option Plan

On July 25, 2012, Nettalk adopted the 2012 Stock Option Plan (the "Plan") which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 20,000,000 shares of the Company’s common stock.

On July 25, 2012, we issued 471,500 shares of common stock to our employees and vendors as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

Recent Sales of Unregistered Securities

Unless otherwise noted below, we have previously included information concerning sales of unregistered securities in our Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

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

Liquidity and Capital Resources

During the years ended December 31, 2012 and 2011, we generated net losses of $14,715,006 and $28,389,302, respectively. We used cash in our operations in the amount of $5,248,675 during the year ended December 31, 2012.

As of December 31, 2012, we had cash and cash equivalents on hand of $96,347.

Statement of cash flow data:	12/31/2012	12/31/2011
Net cash provided (used) in operating activities	$(5,248,675)	$(7,577,533)
Net cash provided (used) in investing activities	$(317,395)	$(2,564,888)
Net cash provided (used) in financing activities	$4,123,154	$10,660,000

Our largest operating expenditures currently consist of compensation and benefits.

Borrowing Arrangements

Long-term and short term debt

Securities Option Agreement:

On June 30, 2012, we executed Securities Option Agreement with Vicis Capital Master Fund (“Vicis”) whereby Vicis grants us an option to purchase and redeem all securities and debentures held by Vicis. The option becomes exercisable on the date that all principal and accrued interest on all debentures have been paid in full, and may be exercised at any time after initial exercise date through and including December 31, 2013 (expiration date). Upon exercise of the “option” the redemption price for the securities shall be an amount equal to $16,000,000 minus the sum of principal and accrued interest paid on all debentures held by Vicis. Upon exercise of the option, any and all unpaid dividends on the securities shall be surrendered and cancelled without payment of additional consideration.

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

2012 Issuance of Non-Convertible Debentures

On March 29, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013

On April 20, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

On June 26, 2012, we issued a face value $450,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

During the year ended December 31, 2012, we received advances in the total amount of $1,150,000, as part of a series of 10% senior secured debentures, due December 31, 2013, issued to our largest investor.

During the year ended December 31, 2012, we received advances in the total amount of $275,000, represented by Demand Notes, issued to our largest investor.

The carrying values our long-term and short term debt consisted of the following as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
$2,000,000 face value 12% debenture, due December 31, 2013	$2,398,153	$941,762
$3,500,000 face value 12% debenture, due December 31, 2013	3,993,053	2,211,483
$5,266,130 face value 12% debenture, due December 31, 2013	6,374,130	2,841,930
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	-
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	-
$ 450,000 face value 10% debenture, due December 31, 2013	450,000	-
$1,150,000 advances on 10% debenture, due December 31, 2013	1,150,000	-
$ 275,000 demand notes, due on demand	275,000	-
Total	$15,640,336	$5,995,175

Long-term debt:

On January 11, 2013, we received an additional advance of $400,000 pursuant to its existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was endorsed by a mortgage promissory note, which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per year, is payable in full on November 29, 2014 and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

On February 15, 2013 and April 10, 2013 we received additional advances of $100,000 and $75,000 from 1080 NW 163rd Drive, LLC. These advances are not evidenced by a formal promissory note. The additional advances of $100,000 and $75,000 accrue interest at 8% per year, and were payable in full on June 9, 2013. These notes are now in default.

On February 19, 2013, August 9, 2013, August 14, 2013 and September 3, 2013the Company’s CEO advanced the Company $25,000, $5,000, $20,000 and $25,000, respectively. These advances are not evidenced by a formal promissory note. These advances were for working capital and bear no interest and are due on demand.

On April 22, 2013 and May 3, 2013 we received advances from Vicis in the amount of $50,000 and $25,000, respectively, both due on demand. These advances are not evidenced by a formal promissory note.

On May 31, 2013, we issued a $300,000 face value, 5% Secured Convertible Promissory Note, due December 1, 2013. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

On July 15, 2013, we issued a $200,000 face value, 5% Secured Convertible Promissory Note, due January 15, 2014. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 2,500,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefor or for any right to payment.

On July 7, 2013, August 9, 2013, August 9, 2013, August 15, 2013 and August 22, 2013 we received $111,000, $111,000, $55,000, $75,000 and $125,000 respectively, for working capital from an outside party. These notes are due on demand and carry a 0% interest rate. Interest will be imputed on these notes at current market rates.

Results of Operations

Year ended December 31, 2012 and 2011

Revenues: Our operating revenue amounted to $5,790,983 for the year ended December 31, 2012, compared to $3,548,714 at December 31, 2011. The increase in revenues relates to increases in sales to large retail customers and increases sales volume during the period ended December 31, 2012. We have historically benefitted from a high degree of revenue retention from both subscription based renewals and on demand customers. This high degree of customer retention means that our customers provide a stable and reliable cash flow retention model. Our customers typically pay us upfront and then use their downloads in a predictable pattern over time, which results in favorable cash flow and is adding predictability and stability to our financial performances.

Cost of sales: Our cost of sales amounted to $6,184,787 for the year ended December 31, 2012, compared to $3,631,360 at December 31, 2011. The increase in cost of sales relates to increased sales to large retail customers and increasing sales volume during the year ended December 31, 2012.

Advertising: Our advertising expenses amounted to $1,019,882 the year ended December 31, 2012, compared to $2,391,898 at December 31, 2011. The breakdown of our advertising expense is as follows:

	12/31/2012	12/31/2011
Media and others	$914,427	$2,130,823
Smartphone	105,455	261,075
Total	$1,019,882	$2,391,898

Compensation and Benefits: Our compensation and benefits expense amounted to $1,692,237 for the year ended December 31, 2012, compared to $1,036,201 at December 31, 2011. This amount represents normal salaries and wages paid to management members and employees. The increase is due to the addition of employees in our development, engineering and operations departments.

Professional Fees: Our professional fees amounted to $884,580 for the year ended December 31, 2012, compared to $379,929 at December 31, 2011. This amount includes normal payments and accruals for legal, accounting and other professional services related to general business and being a public company. The increase also relates to legal fees incurred in defending and securing our intellectual property rights and patents.

Depreciation and Amortization: Depreciation and amortization amounted to $262,842 for the year ended December 31, 2012, compared to $327,421 at December 31, 2011. These amounts represent amortization of our long-lived tangible and intangible assets using the straight-line method and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the years ended December 31, 2012 and 2011, we did not calculate or record impairment charges, however, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs

We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product which are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. At this time our main products, the DUO, DUO II and DUO-WIFI are being sold in the market place.

Components of Research and development:	12/31/2012	12/31/2011
Product development and engineering	$88,917	$295,424
Payroll and benefits	1,122,794	825,061
Total	$1,211,711	$1,120,485

General, Selling and Administrative Expenses: General, selling and administrative expenses amounted to $2,614,408 for the year ended December 31, 2012, compared to $2,337,965 at December 31, 2011. General corporate expenses, are as follows:

Items	12/31/2012	12/31/2011

Shipping outbound	$437,126	$744,935
Insurance	272,240	137,669
Rent and occupancy	134,393	300,948
Taxes and licenses	148,619	66,814
Travel	168,599	188,067
Commissions	667,176	521,851
Other	786,255	377,681
Total	$2,614,408	$2,337,965

Loss from operations: Loss from operations amounted to $8,079,464 for the year ended December 31, 2012, compared to $7,676,545 at December 31, 2011. The increase in net loss resulted primarily from increase in payroll and legal fees.

Interest Expense: Interest expense amounted to $3,500,512 for the year ended December 31, 2012, compared to $2,035,257 at December 31, 2011. This amount represents interest on our mortgage debt and also includes, (i) stipulated interest under our convertible debentures that were converted to common stock during the year and our secured debentures issued on August 8, 2011, (ii) the related amortization of premiums and discounts (iii) the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative expenses: Derivative expense amounted to $0 for the year ended December 31, 2012, compared to $17,174,242 at December 31, 2011. Derivative expenses are extraordinary and non-recurring.

Debt extinguished: Debt extinguished amounted to $3,135,235 for the year ended December 31, 2012, compared to $1,293,539 at December 31, 2011.

Net Loss: Net loss amounted to $14,715,006 for the year ended December 31, 2012, compared to $28,389,302 at December 31, 2011.

Results of Operations

Three months ended December 31, 2011 and 2010

Revenues: Our operating revenue amounted to $1,298,623 for the three months ended December 31, 2011, compared to $470,378 at December 31, 2010. The increase in revenues relates to increase in sales to large retail customers and increase sales volume during the three month period. We have historically benefitted from a high degree of revenue retention from both subscription based renewals and on demand customers. This high degree of customer retention means that our customers provide a stable and reliable cash flow retention model. Our customers typically pay us upfront and then use their downloads in a predictable pattern over time, which results in favorable cash flow and is adding predictability and stability to our financial performances.

Cost of sales: Our cost of sales amounted to $1,787,815 for the three months ended December 31, 2011, compare to $724,988 at December 31, 2010. The increase in cost of sales relates to increased sales to large retail customers and increasing sales volume during the period.

Advertising: Our advertising expenses amounted to $606,209 for the three months ended December 31, 2011, compared to $109,996 at December 31, 2010. The breakdown of our advertising expense is as follows:

	12/31/2011	12/31/2010
Media and others	$531,633	$109,996
Smartphone	74,576	-
Total	$606,209	$109,996

Compensation and Benefits: Our compensation and benefits expense amounted to $289,652 for the three months ended December 31, 2011, compared to $104,750 at December 31, 2010. This amount represents normal salaries and wages paid to management members and employees. The increase is due to the addition of employees in our development, engineering and operations departments.

Professional Fees: Our professional fees amounted to $136,118 for the three months ended December 31, 2011, compared to $68,094 at December 31, 2010. This amount includes normal payments and accruals for legal, accounting and other professional services related to general business and being a public company.

Depreciation and Amortization: Depreciation and amortization amounted to $60,765 for the three months ended December 31, 2011, compared to $90,033 at December 31, 2010. These amounts represent amortization of our long-lived tangible and intangible assets using the straight-line method and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended December 31, 2011 and 2010, we did not calculate or record impairment charges, however, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

Components of Research and development:	12/31/2011	12/31/2010
Product development and engineering	$8,650	$90,147
Payroll and benefits	262,132	95,411
Total	$270,782	$185,558

General, Selling and Administrative Expenses: General, selling and administrative expenses amounted to $497,986 for the three months ended December 31, 2011, compared to $184,282 at December 31, 2011 and consisted of general corporate expenses, as follows:

Items	12/31/2011	12/31/2010
Bad debt	$-	$990
Insurance	41,126	20,380
Software	1,600	11,225
Rent and occupancy	78,438	54,215
Taxes and licenses	34,254	-
Travel	51,434	52,150
Commissions	149,203	-
Other	141,931	45,322
Total	$497,986	$184,282

Loss from operations: Loss from operations amounted to $2,350,704 for the three months ended December 31, 2011, compared to $997,323 at December 31, 2010. The increase in net loss resulted primarily from an increase in payroll and advertising expense to sustain our growth in the retail segment and support awareness of the Company’s products. .

Interest Expense: Interest expense amounted to $1,090,735 for the three months ended December 31, 2011, compared to $126,000 at December 31, 2010. Such amount represented (i) stipulated interest under our aggregate $4,998,773 face value convertible debentures that were converted to common stock during the year and our secured debentures issued on August 8, 2011, (ii) the related amortization of premiums and discounts and (iii) the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

Derivative expense: Derivative expense amounted to $0 for the three months ended December 31, 2011, compared to $105,778 at December 31, 2010.

Net Loss: Net loss amounted to $3,440,286 for the three months ended December 31, 2011, compared to $1,227,545 at December 31, 2010.

Results of Operations

Comparison - fiscal years ended September 30, 2011 and 2010

Revenues: Our operating income amounted to $2,720,465 and $737,498 for the fiscal years ended September 30, 2011 and 2010, respectively. The increase in revenues relates to establishing several brick and mortar retail customers and increasing sales volume during the fiscal year ended September 30, 2011.

Cost of sales: Our cost of sales amounted to $3,098,366 and $1,453,332 for the fiscal years ended September 30, 2011 and 2010, respectively. The increase in cost of sales relates to increased sales primarily driven by sales to our newly acquired retail customers and increasing sales volume during the fiscal year ended September 30, 2011.

Advertising: Our advertising expenses amounted to $1,701,490 and $357,413 for fiscal years ended September 30, 2011 and 2010. The breakdown of our advertising expense is as follows:

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

General, Selling and Administrative Expenses: General, selling and administrative expenses amounted to $1,484,971 for the fiscal year ended September 30, 2011 as compared to $547,075 for the fiscal year ended September 30, 2010 and consisted of general corporate expenses.

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

Interest Expense: Interest expense amounted to $1,070,522 for the fiscal year ended September 30, 2011 as compared to $1,058,363 for the fiscal year ended September 30, 2010. Such amount represented (i) stipulated interest under our aggregate $4,998,773 face value convertible debentures that were converted to common stock during the year and our secured debenture issued on August 8, 2011, (ii) the related amortization of premiums and discounts (iii) the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

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

Net Loss Per Common Share: Basic loss per common share represents our net loss divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method. We computed the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, are anti-dilutive and are excluded.

Contractual obligations – Not Applicable

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

Critical Accounting Policies

The financial information contained in our comparative results of operations and liquidity disclosures has been derived from our financial statements. The preparation of those financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. The following significant estimates were made in the preparation of our financial statements and should be considered when reading our Management’s Discussion and Analysis:

●	Impairment of Long-lived Assets: Our telecommunications equipment, other property and intangible assets are material to our financial statements. Further, they are subject to the potential negative effects arising from technological obsolescence. We evaluate our tangible and definite-lived intangible assets for impairment annually or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two-step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates, for intangible assets. These estimates are made by competent employees, using the best available information, under the direct supervision of our management.

●	Intangible assets: Our intangible assets require us to make subjective estimates about our future operations and cash flows so that we can evaluate the recoverability of such assets. These estimates consider available information and market indicators including our operational history, our expected contract performance, and changes in the industries that we serve.

●	Share-based payment arrangements: We currently intend to issue share-indexed payments in future periods to employees and non-employees. There are many valuation techniques, such as Black-Scholes-Merton valuation model that we may use to value share-indexed contracts, such as warrants and options. All such techniques will require certain assumptions that require us to develop forward-looking information as well as historical trends. For purposes of historical trends, we may need to look to peer groups of companies and the selection of such groups of companies is highly subjective.

●	Common stock valuation: Estimating the fair value of our common stock is necessary in the preparation of computations related to acquisition, share-based payment and financing transactions. We believe that the most appropriate and reliable basis for common stock value is trading market prices in an active market.

●	Derivative Financial Instruments: We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. We are required to carried as derivative liabilities, at fair value, in our financial statements. The fair value of share-indexed derivatives will be significantly influenced by the fair value of our common stock (see Common Stock Valuation, above). Certain other elements of forward-type derivatives are significantly influenced by credit-adjusted interest rates used in cash-flow analysis. Since we are required to carry derivative financial instruments at fair value and make adjustments through earnings, our future profitability will reflect the influences arising from changes in our stock price, changes in interest rates, and changes in our credit standing.

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

Inventory

Inventory consists of the cost of customer equipment and is stated at the lower of cost or market.

 At the present time we do not provide for inventory allowance. As we continue to sell our product we will evaluate the need for such an allowance.

	December 31,	December 31,
Inventory	2012	2011
Productive material and supplies	$869,740	$1,186,916
Finished goods	598,034	1,018,339
Total	$1,467,774	$2,205,255

During the year ended December 31, 2012 and 2011, in accordance with our lower of cost or market analyses we did not record any lower of cost or market adjustments to our finished goods inventories.

Of our $598,034 of finished goods inventory at December 31, 2012, $140,200 is held on consignment at one of our distributors.

Of our $1,018,339 of finished goods inventory at December 31, 2011, $170,402 was held on consignment at one of our distributors.

Income taxes

We recognize deferred taxes for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts using tax rates in effect for the year. We have recorded a valuation allowance on the assumption that realization of the benefits is not more likely than not.

Net operating loss carry-forwards

As of December 31, 2012, we had net operating loss carry-forwards in the amount of $35,490,620 for US federal and state tax purposes expiring at various times thru 2031.

Recent accounting pronouncements

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update became effective in the second quarter of fiscal 2012. The adoption of this update did not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 8. Financial Statement and Supplementary Data

The financial statements are part of this filings and are contained herein.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure controls

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2012:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control – integrated framework. Based on our assessment, management concluded that as of December 31, 2012, our internal control over financial reporting is not effective based on those criteria.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2012:

•	Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. The Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

•	The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

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

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, the management’s report is not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Controls.

During the year ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On November 29, 2012, we borrowed $1,000,000 from a lender and in exchange, we issued a 12% promissory note and a mortgage and security agreement. The 12% promissory note, among other matters, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169. Proceeds from the 12% promissory note were used for operating expenses and working capital.

On January 11, 2013, we received an additional advance of $400,000 pursuant to its existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was memorialized by a future advance promissory note issued by us, which was consolidated with an initial advance of $1,000,000 from 1080 NW 163rd Drive, LLC. The consolidated promissory note has an aggregate principal balance of $1,400,000. The consolidated promissory note, among other matters, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by the Company’s corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169. Proceeds from the additional advance of $400,000 were used for operating expenses and working capital

Part III

Item 10. Directors, executive officers and corporate governance The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of December 31, 2012. Their ages, positions, dates of initial election or appointment, and the expiration of their terms are as follows:

Name	Age	Position	Period served
Anastasios Kyriakides	64	Director, Chief Executive Officer and Secretary	May 2008 to present
Kenneth A. Hosfeld	61	Director, Vice President	May 2008 to present
Guillermo Rodriguez (Retired)	64	Director, Chief Financial Officer	May 2008 to April 30,2013
Shad Stastney (Resigned)	45	Director	May 2012 to June 6, 2013
Dr. George Gabb	44	Director	May 2011 to present

Unless expressly indicated in the above table, each director and officer will serve in these capacities until their successors are duly elected, qualified and seated in accordance with the Company’s Articles of Incorporation and Bylaws.

Background of Executive Officers and Directors

Anastasios Kyriakides, Director, Chief Executive Officer, Secretary. Mr. Kyriakides has served as a member of the Company’s board of directors and as the Company’s Chief Executive Officer and Secretary since September 2008. Mr. Kyriakides received a Bachelor of Science in business from Florida International University in 1975. In 1977, he received a degree in investment banking from the American Institute of Banking. From 1979 until present, Mr. Kyriakides has consulted for numerous companies in the areas of shipping, travel, banking and electronics. Mr. Kyriakides began his career in the electronics development field when, in 1979, he founded and served as Chairman of Lexicon Corporation, producer of the LK300, the first hand held electronic language translator which translated words and phrases into 12 different languages. Lexicon was publicly traded on the NASDAQ, under the symbol LEXI, until it was ultimately acquired by Nixdorf Computers of Germany. Mr. Kyriakides was also the founder of Delcor Industries, established in 1980 in Hollywood, Florida. Delcor was an electronics manufacturing facility employing over 150 employees to assemble OEM products for various electronics companies including IBM mainframe and Gable Division. In 1983, Mr. Kyriakides founded the Mylex Corporation to develop and produce the world’s first hand-held optical scanner and VGA card for personal computers. As the President and Chairman, Mr. Kyriakides guided Mylex from its beginning as a private company to its becoming a public company traded on the NASDAQ under the stock symbol MYLX until it was acquired as a wholly owned subsidiary of IBM (NYSE: IBM). In 1983, Mr. Kyriakides was the founder and Chairman of Tower Bank NA, a full service commercial bank, with three offices, headquartered in Dade County, Florida. Mr. Kyriakides also has extensive experience in the cruise line and travel industries. His cruise ship career started with Carnival Cruise line out of the Port of Miami, and continued to a successful startup with Tropicana Cruises; one of the first gaming ships out of the Port of Miami. Mr. Kyriakides founded Regency Cruise Line in 1984, as the world’s first publicly traded company in passenger shipping, and served as its Chairman and Secretary until 1987. Mr. Kyriakides also organized the successful start-up of Seawind Cruise Line. In his three years with Seawind Cruise Line, Mr. Kyriakides served as its founder, chairman, chief executive officer and secretary.

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

Guillermo Rodriguez, Director, Chief Financial Officer (Retired April 30,2013). Mr. Rodriguez was appointed to the Company’s board of directors in September 2008. Mr. Rodriguez was a certified public accountant. He earned his Bachelor’s Degree with a major in accounting and business administration from the University of Miami in Coral Gables, Florida. Mr. Rodriguez earned his Masters of Business Administration from Nova Southeastern University in Davie, Florida. He has extensive accounting and financial reporting experience in banking, real estate brokering, property management and the telecommunications industry. Prior to joining the Company in September 2008, Mr. Rodriguez worked for Interlink Global Corporation from 2005 until September 2008 and as controller and financial officer for Land Cellular Corporation from 2003 until 2005. Prior to that, Mr. Rodriguez served as controller and financial officer for Bremer Real Estate, CSW Associates and Consolidated Bank, N.A. Mr. Rodriguez also worked as an auditor and investigator for the Federal Deposit Insurance Corporation (FDIC). Mr. Rodriguez is fluent in Spanish. Effective April 30, 2013, Mr. Rodriguez retired as CFO of the Company. The Company is currently looking for a new CFO. The Company’s CEO, Anastasios Kyriakides has fulfilled that role for the time being.

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

Shad Stastney, Director(Resigned June 6, 2013)

Mr. Shadron Lee Stastney is a founding partner of Vicis Capital LLC. He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from Yale Law School in 1994 with a J.D. focusing on corporate and tax law. From 1994 to 1997, he worked as an associate at Cravath, Swaine and Moore in New York, where he worked in the tax group and in the corporate group, focusing on derivatives. In 1997, he joined CSFB’s then-combined convertible/equity derivative origination desk. From 1998 through 2001, he worked in CSFB’s corporate equity derivatives origination group, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets. In 2001, he jointly founded Victus Capital Management, LP, and in 2004, he jointly founded Vicis. Mr. Stastney also jointly founded Vicis Capital Management LLC in 2001. Mr. Stastney has been a director of QHP Financial Group, Inc. since February 2010, China Hydro since January 2010, Master Silicone Carbide since September 2008, Amacore Holdings, Inc. since August 2008, Care Media since April 2007, China New Energy since August 2008, Zurvita Holdings, Inc. since March 2010, Age of Learning since March 2010 and OptimizeRX Corporation since July 2010. Mr. Stastney was a director of Medical Solutions Management from October 2007 to January 2009 and MDWerks from May 2008 to August 2009. Mr. Stastney resigned as a Member of the Board of Directors effective June 6, 2013.

Significant employees

Other than the executive officers named above, the Company does not have any “significant employees.”

Family relationship – NONE.

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

Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees. We presently do not have any committees of our board of directors, however, our board of directors intends to establish various committees at some point in the future.

Employment Agreements

On May 16, 2011, we executed an Amended Employment Agreement with Mr. Kyriakides our Chief Executive Officer and President as follows:

Salary set at $250,000 per year starting on January 1, 2012. Three year term with automatic renewal of two years.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2012, we believe that during the year ended December 31, 2012, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted and previously filed a Code of Ethics for our officers, directors and employees.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

Audit Committee

We do not currently have a standing audit committee. The Company’s Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee. The entire Board of Directors is currently performing the equivalent functions of an audit committee, none of whom have been determined to be an “audit committee financial expert.”

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(e) of Regulation S-K. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

Item 11. Executive compensation

Compensation of our executive officers

The following table contains compensation information for our executive officers for the period ended December 31, 2012 and December 31, 2011. No other officer received compensation greater than $100,000 for either fiscal year. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of common stock granted by us.

Name and Position	Year ended Dec 31,	Salary		Common Stock Awards		Total
Anastasios Kyriakides, Director,	2012	$258,600	(2)	$0	(3)	$258,600
Chief Executive Officer (1)	2011	$190,000	(2)	$0	(3)	$190,000
Kenneth Hosfeld, Director,	2012	$96,000	(8)	$0	(9)	$96,000
Vice President (7)	2011	$96,000	(8)	$0	(9)	$96,000
Guillermo Rodriguez, Director,	2012	$65,000	(5)	$0	(6)	$65,000
Chief Financial Officer (4)(4b)	2011	$65,000	(5)	$0	(6)	$65,000

(1)	Mr. Kyriakides was appointed to serve as our Chief Executive Officer on September 10, 2008.

(2)	Mr. Kyriakides annual salary increased to $250,000 at January 1, 2012 per his amended employment agreement dated May 16, 2011.

(3)	No stock grants given for the years ended December 31, 2012 and 2011.

(4)	Mr. Rodriguez was appointed to serve as Chief Financial Officer on September 30, 2008.

(4b)	Effective April 30, 2013, Mr. Rodriguez retired as CFO of the Company.

(5)	Mr. Rodriguez annual salary is $65,000.

(6)	No stock grants given for the years ended December 31, 2012 and 2011.

(7)	Mr. Hosfeld was appointed to serve as our Vice President on September 30, 2008.

(8)	Mr. Hosfeld annual salary is $96,000.

(9)	No stock grants given for the years ended December 31, 2012 and 2011.

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

Elements of executive compensation

Our compensation program for the named executive officers consists primarily of base salary. There is no bonus plan or retirement plan. Except for 2012 Stock Option Plan described in Item 4 above, we have no long-term incentive plan or other such plans. The base salary we provide is intended to equitably compensate the named executive officers based upon their level of responsibility, complexity and implementation of our business plan.

Compensation of Directors

None of the Company’s directors have received any additional cash or equity remuneration since inception for their services as Directors except for Dr. George Gabb, one of the Company’s Board of Directors, who received 75,000 shares of stock valued at $563 during the year ended December 31, 2011 and Shad Stastney, another Director, who received 3,250,000 shares of stock valued at $3,250.

Director Independence

Our board of directors has determined that currently none of it members qualify as “independent” as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200, except for Dr. George Gabb.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2012 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Title	Name of beneficiary	Amount and nature of owner		Percent
Common stock	Anastasios Kyriakides	20,126,500	(3)	13%
Common stock	Kenneth A. Hosfeld	2,238,000		1%
Common stock	Guillermo Rodriguez (Retired)	2,483,000		1%
Common stock	Dr. George Gabb	106,000		1%
Common stock	Shad Stastney (Resigned)	3,250,000		2%
Executive officers and directors (5 persons)		28,203,500		18%
Common stock	Vicis Capital Master Fund	116,859,612	(4)	74%
Total Common stock of officers, directors and beneficial owners		145,063,112		92%

(1)	Unless otherwise indicated, the address of each shareholder is 1080 NW 163rd Drive, Miami, Florida 33169. Vicis Capital Master Fund is located in New York, NY.

(2)	Beneficial ownership of shares is determined under Rule 13d-3(d)(1) of the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power and the number of shares that can be acquired within sixty (60) days upon exercise of an option or conversion of warrants and debentures. Common stock subject to these convertible securities are deemed to be outstanding for the purpose of computing the ownership percentage of the person holding such convertible security, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person. Applicable percentage of ownership is based on 158,173,834 of fully diluted shares of Net Talk.com, Inc. common stock being issued and outstanding as of December 31, 2012. Calculations do not include outstanding warrants or options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrants, options, or other rights.

(3)	Includes 20,126,500 shares of common stock owned by Kyriakides Investments, LLC.

(4)	Includes: 19,995,092 shares of common stock, 20,000,000 shares of common stock issuable upon conversion of 12% Redeemable preferred stock. It also includes 76,864,520 shares of common stock issuable upon exercise of Common Stock Purchase Warrants, which may be exercised, at the option of the holder, at an exercise price of $0.50 per share. Vicis Capital LLC serves as the investment advisor to Vicis Capital Master Fund. For purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, Vicis Capital LLC may be deemed to beneficially own, but has disclaimed ownership of, all shares owned by Vicis Capital Master Fund. The voting and dispositive power granted to Vicis Capital LLC by Vicis Capital Master Fund may be revoked at any time. Shadron Stastney, a member of Vicis Capital LLC and its chief operating officer, together with John Succo and Sky Lucas, have voting and dispositive control over these securities. No single natural person can exercise voting or investment power with respect to the securities owned by Vicis Capital Master Fund, and investment decisions with respect to these securities are made by a majority of these persons. The address for Vicis Capital Master Fund and Mr. Stastney is 445 Park Avenue, Suite 1901, New York, New York 10022.

Item 13. Certain relationships and related transactions, and director independence

There were no transactions since the beginning of our last fiscal year, and there are no proposed transactions, that involve amounts in excess of the lesser of $50,000 or 1% of the average of our total assets during our two most recently completed fiscal years, to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five (5%) percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest, except, during the period ended December 31, 2012 we incurred and paid certain consulting service fees to a related party.

2012 Issuance of Non-Convertible Debentures

On March 29, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013

On April 20, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

On June 26, 2012, we issued a face value $450,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

During the year ended December 31, 2012, we received advances in the total amount of $1,150,000, as part of a series of 10% senior secured debentures, due December 31, 2013, issued to our largest investor.

During the year ended December 31, 2012, we received advances in the total amount of $275,000, represented by Demand Notes, issued to our largest investor.

Item 14. Principal Accountant Fees and Services

Pre-Approval Policies and Procedures

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Thomas Howell Ferguson P. A., as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Thomas Howell Ferguson P. A., were approved by the board of directors.

Audit Fees

The aggregate fees billed by Meeks International, LLC for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q for 2012 was $30,000, of which $24,000 was paid to Meeks International, LLC and $6,000 to Thomas Howell Ferguson P. A.

Audit-Related Fees

There were no other fees billed during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees paid for tax or consulting services for the year ended December 31, 2012.

All Other Fees

There were no other fees billed during the last three years for products and services provided.

Part IV

Item 15. Exhibits, financial statement schedules

Exhibit No.	Description
10.1	Form 8 K’s previously filed – Article of Incorporation, Amendment to Articles of Incorporation, Corporate By Laws, issuances of Senior debentures and material agreements , previously reported during last two years.
31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET TALK.COM, INC.

Date: September 4, 2013	By: /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: September 4, 2013	By: /s/ Anastasios Kyriakides
Anastasios Kyriakides
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

Name	Position

/s/ Anastasios Kyriakides	Chief Executive Officer (Principal Executive Officer)
Anastasios Kyriakides	and Director

/s/ Anastasios Kyriakides	Chief Executive Officer (Principal Executive Officer)
Anastasios Kyriakides	and Director

/s/ Kenneth Hosfeld	Vice President and Director
Kenneth Hosfeld

Index to financial statements	Page

Reports of Independent Registered Public Accountant	36
Balance sheets as of December 31, 2012 and 2011	38
Statements of operations for the year ended December 31, 2012, three months ended December 31, 2011and fiscal years ended September 30, 2011 and 2010	39
Statements of cash flows for the year ended December 31, 2012, three months ended December 31, 2011 and fiscal years ended September 30, 2011 and 2010	40
Statements of stockholders’ deficit for the year ended December 31, 2012, three months ended December 31, 2011 and fiscal years ended September 30, 2011 and 2010.	41
Notes to financial statements	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetTalk.com, Inc.

Miami Gardens, Florida

We have audited the accompanying balance sheet of NetTalk.com, Inc. as of December 31, 2012 and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetTalk.com, Inc. at December 31, 2012, and the results of its operations, and its cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles .

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying financial statements, the Company has incurred significant recurring losses from operations its total liabilities exceeds its total assets, and is dependent on outside sources of funding for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thomas Howell Ferguson P. A.

Tallahassee, Florida

September 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetTalk.com, Inc.

Miami Gardens, Florida

We have audited the accompanying balance sheet of NetTalk.com, Inc. as of December 31, 2011 and the related statement of operations, stockholders’ deficit, and cash flows for the three month period ended December 31, 2011 and each of the two years in the period ended September 30, 2011.These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetTalk.com, Inc. at December 31, 2011, and the results of its operations, changes in its stockholder’s deficit and their cash flows for the three months period ended December 31, 2011, and each of the two years in the period ended September 30, 2011, in conformity with U. S. generally accepted accounting principles.

/s/ Meeks International, LLC.

Tampa, Florida

March 19, 2012

Nettalk.com Inc.

Balance Sheets

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$96,347	$1,539,263
Restricted cash	115,259	98,877
Accounts receivable, net	472,233	576,160
Inventory	1,467,774	2,205,255
Prepaid expenses	277,908	3,511
Note receivable	7,000	43,000
Total current assets	2,436,521	4,466,066

Building, telecommunications equipment, land and other property, net	2,980,068	3,000,039
Intangible assets, net	193,007	132,364
Other assets	37,253	39,754
Total assets	$5,646,849	$7,638,223

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$2,211,622	$888,993
Accrued dividends	1,301,116	701,116
Accrued expenses	477,743	532,159
Deferred revenue	2,246,052	1,683,948
Current portion of senior debentures and demand notes	15,640,336	2,211,483
Total current liabilities	21,876,869	6,017,699

Senior debentures	-	3,783,692
Mortgage payable	1,000,000	-
Total liabilities	22,876,869	9,801,391

Redeemable preferred stock, $.001 par value, 10,000,000 shares authorized, 500 and 300 issued and outstanding as of December 31, 2012 and December 31, 2011.	6,379,016	10,382,957

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 60,251,355 and 39,464,892 issued and outstanding as of December 31, 2012 and December 31, 2011.	60,260	39,465
Additional paid in capital	33,084,420	29,453,120
Accumulated deficit	56,753,716	(42,038,710)
Total stockholders' deficit	(23,609,036)	(12,546,125)

Total liabilities, redeemable preferred stock and stockholders' deficit	$5,646,849	$7,638,223

The accompanying notes are an integral part of the financial statements

Nettalk.com, Inc

Statements of Operations

		Three months
	Year ended	ended
	December 31,	December 31,	Year ended September 30,
	2012	2011	2011	2010
Revenues
Sale of DUO products	$2,067,983	$756,675	1,676,436	641,837
Renewals and access charges	3,509,282	482,093	729,333	19,289
Other	213,718	59,855	314,696	76,372
Total revenue	5,790,983	1,298,623	2,720,465	737,498
Cost of sales
Cost of DUO products	2,698,971	931,322	1,620,605	797,916
Network and carrier charges	2,924,180	446,110	692,793	401,324
Other	561,637	410,383	784,968	254,092
Total cost of sales	6,184,787	1,787,815	3,098,366	1,453,332
Gross margin	(393,804)	(489,192)	(377,901)	(715,834)
Advertising and marketing	1,019,882	606,209	1,701,490	357,413
Compensation and benefits	1,692,237	289,652	1,262,994	477,576
Professional fees	884,580	136,118	235,756	255,471
Depreciation and amortization	262,842	60,765	356,688	363,335
Research and development	1,211,711	270,782	903,369	375,197
General and administrative expenses	2,614,408	497,986	1,484,971	547,075
Total operating expenses	7,685,660	1,861,512	5,945,268	2,376,067
Loss from operations	(8,079,464)	(2,350,704)	(6,323,169)	(3,091,901)
Other income (expenses):
Interest expense	(3,500,512)	(1,090,735)	(1,070,522)	(1,058,363)
Derivative (expense)	-	-	(17,280,018)	1,445,632
Debt extinguishment (loss)	(3,135,235)	-	(1,293,538)	(3,617,983)
Interest income	205	1,153	4,160	15,652
Loss on sale of assets		-	(213,478)	-
	(6,635,542)	(1,089,582)	(19,853,396)	(3,215,062)
Net loss	(14,715,006)	(3,440,286)	(26,176,565)	(6,306,963)
Reconciliation of net loss applicable to common stockholders:
Accretion of preferred stock	-	-	(923,778)	(93,000)
Preferred stock dividends	-	-	(586,667)	-
Loss applicable to common stockholders	$(14,715,006)	$(3,440,286)	$(27,687,010)	$(6,399,963)
Loss per common shares:
Basic and diluted earnings per common share	$(0.28)	$(0.09)	$(1.40)	$(0.60)
Weighted average shares:
Basic and diluted	52,733,460	39,464,892	19,792,214	10,654,797

The accompanying notes are an integral part of the financial statements

Nettalk.com, Inc.

Statements of Cash Flows

		Three months
	Year ended	ended
	December 31,	December 31,	Year ended September 30,
	2012	2011	2011	2010
Cash flow (used) in operating activities:
Net loss	$(14,715,006)	$(3,440,286)	$(26,176,565)	$(6,306,963)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	193,249	43,992	139,464	124,709
Amortization	69,593	16,773	217,224	238,627
Debt extinguished	3,135,235	-	1,293,538	3,617,983
Amortization of debt discount	-	932,752	331,605	551,745
Cancellation of shares for services	-	-	(223,361)	111,286
Derivative value adjustment	3,034,926	-	17,280,018	(1,445,632)
Warranty expense		-	-	3,650
Bad debt		-	-	21,708
Changes in assets and liabilities:
Accounts receivables	103,927	120,180	(696,302)	25,610
Prepaid expenses and other assets	(238,397)	10,309	233,831	(233,644)
Inventories	737,481	(293,607)	(1,343,088)	(450,848)
Deferred revenues	562,104	661,055	929,984	82,864
Accounts payable	1,322,629	(312,334)	666,604	269,814
Accrued expenses	545,584	224,245	246,399	510,547
Net cash (used) in operating activities	(5,248,675)	(2,036,921)	(7,100,649)	(2,878,544)
Cash flow used in investing activities:
Restricted cash	(16,382)	41,543	1,877,235	(2,017,655)
Acquisition of corporate offices and operations center and fixed assets	(303,514)	(48,808)	(2,608,069)	(38,012)
Decrease in deposits	2,501	-	(16,753)	1,497
Net cash (used) in investing activities:	(317,395)	(7,265)	(747,587)	(2,054,170)
Cash flow from financing activities:
Notes payables - debentures	2,875,000	-	10,500,000	-
Mortgage payable	1,000,000	-	-	-
Payment on loans from officers			-	(56,300)
Cash paid for dividends on preferred stock		-	(90,000)	-
Issuance of common stock (net)	248,154	-	-	5,000,000
Net cash provided from financing activities	4,123,154	-	10,410,000	4,943,700
Net increase (decrease) in cash	(1,442,916)	(2,044,186)	2,561,764	10,986
Cash and cash equivalents, beginning	1,539,263	3,583,449	1,021,684	1,010,698
Cash and cash equivalents, ending	96,347	$1,539,263	3,583,448	1,021,684
Supplemental disclosures:
Cash paid for interest	$-	$-	$149,953	$-
Cash paid for income taxes	$-	$-	$-	$-
Cash paid for preferred stock dividends	$-	$-	$90,000	$125,000

The accompanying notes are an integral part of the financial statements

Nettalk.com, Inc.

Statement of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at October 1, 2009	-	$-	9,719,800	$9,720	$3,458,825	$(5,242,577)	$(1,774,032)
Preferred stock to be issued at future date	4,000	2,000,000	-	-	-		2,000,000
Issuance of preferred shares	-	-	-	-	(251,912)	(689,319)	(941,231)
Preferred stock dividends	-	-	-	-	-	(183,000)	(183,000)
Stock issuance from stock option plan	-	-	3,709,500	3,710	107,575	-	111,285
Net loss	-	-	-	-	-	(6,306,963)	(6,306,963)
Balance at September 30, 2010	4,000	2,000,000	13,429,300	13,430	3,314,488	(12,421,859)	(7,093,941)

Cancellation of common shares for services	-	-	(1,000,000)	(1,000)	(249,000)	-	(250,000)
Accretion of preferred stock	-	-	-	-	(2,782,132)	-	(2,782,132)
Reclass of preferred stock to mezzanine and derivative liabilities	(4,000)	(2,000,000)					(2,000,000)
Preferred stock dividends	-	-	-	-	(586,667)	-	(586,667)
Settlement shares			750,000	750	366,750		367,500
Reclassification of warrants from liability to equity	-	-	-	-	6,963,800	-	6,963,800
Conversion of convertible notes to common stock	-	-	19,995,092	19,995	13,776,618	-	13,796,613
Inducement warrants to convert debt to equity	-	-	-	-	390,800	-	390,800
Modification of Mezzanine preferred stock and compound embedded derivatives treated as an extinguishment	-	-	-	-	553,391	-	553,391
Settlement of accrued interest	-	-	-	-	416,014	-	416,014
Warrants issued with debt financings	-	-	-	-	6,053,418	-	6,053,418
Stock issuance related to 2010 stock option plan	-	-	6,290,500	6,290	40,895	-	47,185
Net loss	-	-	-	-	-	(26,176,565)	(26,176,565)
Balance at September 30, 2011	-	-	39,464,892	39,465	28,258,375	(38,598,424)	(10,300,584)

Accretion of preferred stock	-	-	-	-	1,194,745	-	1,194,745
Net loss	-	-	-	-	-	(3,440,286)	(3,440,286)
Balance at December 31, 2011	-	-	39,464,892	$39,465	$29,453,120	$(42,038,710)	$(12,546,125)
New common shares	-	-	20,786,463	20,795	227,359	-	248,154
Accretion of preferred stock	-	-	-	-	3,403,941	-	3,403,941
Net loss	-	-	-	-	-	(14,715,006)	(14,715,006)
Balance at December 31, 2012	-	-	60,251,355	$60,260	$33,084,420	$(56,753,716)	$(23,609,036)

NetTALK.COM, INC.

Notes to Financial Statements

Note 1 – Nature of operations and basis of presentation:

NetTalk.com, Inc. (“NetTalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the DUO, DUO II and DUO WIFI, they are analog telephone adapters that provides connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI can connect to an internet hotspot without the use of an Ethernet cable. Our DUO, DUO II and DUO WIFI and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our DUO, DUO II and DUO WIFI provide one USB port, one Ethernet port and one analog telephone port. The DUO WIFI offers an additional wireless chip that allows it to connect to internet hotspots without the use of an ethernet cable. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO. DUO II and DUO WIFI are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

Note 2 – Going concern and management’s plans:

The presentation of financial statements in accordance with generally accepted accounting principles contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $14,715,006 and $28,389,302 during the years ended December 31, 2012 and 2011, respectively. The company is also highly leverage with $15.6 million senior debentures and demand notes and $1.4 million in mortgage debt. In addition, during these periods, we used cash of $5,248,675 and $7,577,533, respectively, in support of our operations. As more fully discussed in Note 6, we have material redemption requirements associated with our senior debentures and demand notes, during the year ended December 31, 2013. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubts about our ability to continue as a going concern for a reasonable period.

If future defaults occur under the senior debentures or mortgage agreement, the Company does not anticipate having sufficient cash and cash equivalents to repay the debt under these agreements should it be accelerated and would be forced to restructure these agreements and/or seek alternative sources of financing. There can be no assurances that restructuring of the debt or alternative financing will be available on acceptable terms or at all. In the event of an acceleration of the Company’s obligations under the senior debentures or mortgage agreement and the Company’s failure to pay the amounts that would then become due, the senior debenture lender and mortgage agreement lender could seek to foreclose on the Company’s assets.

In order for the Company to meet the debt repayment requirements under the senior debentures and mortgage agreement, the Company will need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions and financial ratios other than what the Company currently operates under. Any equity financing transaction could result in additional dilution to the Company’s existing stockholders.

In January 2013 the company received $400,000 of funding from an additional advance on a promissory note from the mortgage from 1080 NW 163 Drive, LLC. Notwithstanding the additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plan for the company generating profitable operations. We cannot give any assurances regarding the success of management’s plan. Our financial statements do not include any adjustments relating to recoverability of recorded assets or liabilities that may be necessary should we be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies:

Change in Fiscal Year

On May 26, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30, to December 31, effective December 31, 2011. Unless otherwise noted, all references to “years” of “fiscal” refer to the twelve-month fiscal year, which prior to October 1, 2011 ended on September 30. As a result of this change, the financial statements include the Company’s financial results for the three month transition period of October 1, 2011 to December 31, 2011.

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

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits. Our cash balances did not exceed the FDIC limits at December 31, 2012 and 2011.

Inventory

Inventories are recorded at average cost or market, whichever is lower.

	December 31,
Inventory	2012	2011

Productive material and supplies	$869,740	1,186,916
Finished goods	598,034	1,018,339
Total	$1,467,774	$2,205,255

During the year ended December 31, 2012 and 2011, in accordance with our lower of cost or market analyses, we did not record lower of cost or market adjustment to our finished goods inventories.

Of our $598,034 of finished goods inventory at December 31, 2012, $140,200 is held on consignment at one of our distributors.

Of our $1,018,339 of finished goods inventory at December 31, 2011, $170,402 was held on consignment at one of our distributors.

Telecommunications Equipment and Other Property

Property, equipment and telecommunication equipment includes acquired assets which consist of network equipment, computer hardware, furniture and software. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which range from three to five years. The costs associated with major improvements are capitalized while the cost of maintenance and repairs is charged to operating expenses.

Intangible Assets

Our intangible assets were recorded at our acquisition cost, which encompassed estimates of their relative fair values, as well as estimates of the fair value of consideration that we issued. We amortize our intangible assets using the straight-line method over lives that are predicated on contractual terms or over periods we believe the assets will have utility.

Impairments and Disposals

We evaluate our tangible and definite-lived intangible assets for impairment annually or more frequently in the presence of circumstances or trends that may be indicators of impairment. Our evaluation is a two-step process. The first step is to compare our undiscounted cash flows, as projected over the remaining useful lives of the assets, to their respective carrying values. In the event that the carrying values are not recovered by future undiscounted cash flows, as a second step, we compare the carrying values to the related fair values and, if lower, record an impairment adjustment. For purposes of fair value, we generally use replacement costs for tangible fixed assets and discounted cash flows, using risk-adjusted discount rates for intangible assets.

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs are incurred internally in creating a computer software product which are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. Research and development costs reported in our financial statements relate to pre–marketing costs of new upcoming products.

	Year ended	Period ended	Fiscal year ended
	12/31/2012	12/31/2011	09/30/2011	09/30/2010
Components of Research and development:
Product development and engineering	$88,917	$8,650	$405,645	$119,933
Payroll and benefits	1,122,794	262,132	497,724	255,264
Total	$1,211,711	$270,782	$903,369	$375,197

Reclassifications

Certain reclassifications have been made to prior years financial statements in order to conform to the current year’s presentation. The reclassification had no impact on net earnings previously reported.

Share-Based Payment Arrangements

We apply the grant date fair value method to our share – based payment arrangements with employees and consultants. Share – based compensation cost to employees is measured at the grant date, fair value is based on the value of the award, and is recognized over the service period. Share – based payments to non – employees are recorded at fair value on the measurement date and reflected in expense over the service period.

2010 Stock Option Plan

On November 15, 2009, NetTalk adopted the 2010 Stock Option Plan (the "Plan") which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 10,000,000 shares of the Company’s common stock.

On July 26, 2010, we issued 3,709,500 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

On May 23 2011, we issued 3,890,000 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

On July 26 2011, we issued 2,400,500 shares of common stock to our employees as part of our 2010 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

Summary of 2010 Stock Option Plan Issuances:

July 26, 2010	3,709,500
May 23, 2011	3,890,000
July 26, 2011	2,400,500
Total	10,000,000

2011 Stock Option Plan

On June 15, 2011, NetTalk adopted the 2011 Stock Option Plan (the "Plan") which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 20,000,000 shares of the Company’s common stock.

On January 6, 2012, we issued 3,483,500 shares of common stock to our employees as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

On May 28, 2012, we issued 15,488,000 shares of common stock to our employees as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

On July 25, 2012, we issued 1,028,500 shares of common stock to our employees and vendors as part of our 2011 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

Summary of 2011 Stock Option Plan Issuances:

January 6, 2012	3,483,500
May 28, 2012	15,488,000
July 25, 2012	1,028,500
Total	20,000,000

2012 Stock Option Plan

On July 25, 2012, NetTalk adopted the 2012 Stock Option Plan (the "Plan") which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 20,000,000 shares of the Company’s common stock.

On July 25, 2012, we issued 471,500 shares of common stock to our employees and vendors as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance adjusted for ownership restrictions.

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

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature. We also carry convertible debentures and redeemable preferred stock at fair values.

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

Certain risks and concentration

Our manufacturing partner accounted for approximately 44% of our cost of goods sold and 0% of outstanding accounts payable at year ended December 31, 2012.

One of our customers presently operates under a “Consignment Agreement”. Under the agreement we sell and ship merchandise to our customer and collect payments upon sale of our product to ultimate (final) consumer.

Redeemable Preferred Stock

Redeemable preferred stock is initially evaluated for possible classification as liabilities under ASC 480 Distinguishing Liabilities from Equity. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under ASC 815. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 7 for further disclosures about our redeemable preferred stock.

Loss per common share

Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects, are all anti-dilutive and are excluded.

Recent accounting pronouncements

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update became effective in the second quarter of fiscal 2012. The adoption of this update did not have a material impact on our financial statements.

Note 4 – Building, Telecommunications Equipment, Land and Other Property:

Telecommunications equipment and other property consist of the following:		December 31, December 31,
	Life	2012	2011

Telecommunication equipment	7	$356,154	$335,340
Computer equipment	5	166,408	121,944
Building	35	2,448,364	2,448,364
Building improvement	10	81,342	-
Office equipment and furnishing	7	48,212	29,914
Purchased software	3	34,147	25,787
Land		270,000	270,000
		3,404,627	3,231,349
Less accumulated depreciation		(424,559)	(231,310)
Total		$2,980,068	$3,000,039

Depreciation expenses amounted to $193,249 and $151,142 for the years ended December 31, 2012 and 2011, respectively.

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices.

Note 5 - Intangible Assets:

Intangible assets consist of following:	Life	December 31, December 31,
		2012	2011
Trademarks	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	102,942	27,942
Finance Cost	2	55,236
		982,224	851,988
Less accumulated amortization		(789,217)	(719,624)
		$193,007	$132,364

Amortization expenses amounted to $69,593 and $176,279 for the years ended December 31, 2012 and 2011, respectively.

Note 6 – Securities Option Agreement, Secured Convertible Debentures, Senior Debentures and Demand Notes :

Mortgage promissory note:

On November 29, 2012, we borrowed $1,000,000 from a lender and in exchange, the Company issued a 12% promissory note and a mortgage and security agreement. The 12% promissory note, among other matters, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

At December 31, 2012, principal repayments requirements on mortgage payable were as follows:

For the year ended December 31,:

2013	$0
2014	$1,000,000
$1,000,000

On January 11, 2013, we received an additional advance of $400,000 pursuant to its existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was endorsed by a promissory note which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

Securities Option Agreement:

On June 30, 2012, we executed a Securities Option Agreement with Vicis Capital Master Fund (“Vicis”) whereby Vicis grants us an option to purchase and redeem all securities and debentures held by Vicis. The option becomes exercisable on the date that all principal and accrued interest on all debentures has been paid in full, and may be exercised at any time after initial exercise date through and including December 31, 2013 (expiration date). Upon exercise of the “option” the redemption price for the securities shall be an amount equal to $16,000,000 minus the sum of principal and accrued interest paid on all debentures held by Vicis. Upon exercise of the option, any and all unpaid dividends on the securities shall be surrendered and cancelled without payment of additional consideration.

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

2012 Issuance of Non-Convertible Debentures and Demand Notes

On March 29, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013

On April 30, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

On June 26, 2012, we issued a face value $450,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

During the year ended December 31, 2012, we received advances in the total amount of $1,150,000, as part of a series of 10% senior secured debentures, due December 31, 2013, issued to our largest investor.

During the year ended December 31, 2012, we received advances in the total amount of $275,000, represented by Demand Notes, issued to our largest investor.

The carrying values our senior debentures and demand notes consisted of the following as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
$2,000,000 face value 12% debenture, due December 31, 2013	$2,398,153	$941,762
$3,500,000 face value 12% debenture, due December 31, 2013	3,993,053	2,211,483
$5,266,130 face value 12% debenture, due December 31, 2013	6,374,130	2,841,930
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	-
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	-
$ 450,000 face value 10% debenture, due December 31, 2013	450,000	-
$1,150,000 advances on 10% debenture, due December 31, 2013	1,150,000	-
$ 275,000 demand notes, due on demand	275,000	-
Total	$15,640,336	$5,995,175

At December 31, 2012, principal repayments requirements on senior debentures and demand notes were as follows:

For year ended December 31, 2013: senior debentures and demand notes	$15,640,336

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

2010 Convertible Debenture Exchange:

Our convertible debentures were issued on February 24, 2010 in connection with an exchange agreement with our creditors that provided for, among other things, the consolidation of our previous secured convertible debt instruments, originally issued in connection with our 2008 Convertible Debenture Financing and 2009 Convertible Debenture (see discussion below), and included the capitalization of $798,773 of accrued interest. The newly issued convertible debentures bore interest at 12%, which was payable at the earlier of the maturity date or the date that the debentures were converted, if ever. Such interest was payable at the Company’s option in cash or common stock at $0.25 per common share. The principal amount of the debentures was convertible into common stock at $0.25. Accordingly, the convertible debenture was indexed to 19,995,092 shares of our common stock.

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

Note 7 – Redeemable Preferred Stock and Stock Option Agreement:

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

Redeemable preferred stock consists of the following as of:	December 31, 2012	December 31, 2011
Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at December 31, 2012; redemption value $5,000,000, and 500 shares issued and outstanding at December 31, 2011; redemption value $5,000,000.
Initial carrying value	$13,246,609	$13,246,609
Accumulated accretion	(6,867,593)	(2,863,652)
Carrying values	$6,379,016	$10,382,957

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

Note 8 – Derivative Financial Instruments:

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

	June 29, 2011
Derivative Financial Instrument	Indexed Shares	Fair Value	September 30 2010

Compound Derivative Financial Instruments:
February 24, 2010 Secured Convertible Debentures	19,995,092	$8,797,840	$2,276,794
February 24, 2010 Series A Convertible Preferred Stock	12,000,000	5,280,000	1,404,000
October 24, 2010 Series A Convertible Preferred Stock	8,000,000	3,520,000	—
February 24, 2010 Series D warrants, issued with the preferred financing (Note 7)	12,000,000	2,064,000	858,000
February 24, 2010 Series D warrants, issued with the exchange (Note 7)	16,800,000	2,889,600	1,201,200
October 25, 2010 Series D warrants, issued with the financing (Note 7)	8,000,000	1,736,000	—
Financing warrants issued to brokers	2,160,000	—	165,628
Total	78,955,092	$24,287,440	$5,905,622

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

The following table reflects the activity in our derivative liability balances from October 1, 2009 to December 31, 2012:

	Compound	Warrants	Total
Balances at October 1, 2009	$—	$1,327,272	$1,327,272
Accounting change	1,865,600	—	1,865,600
Effect of exchange transaction	1,158,382	—	1,158,382
Issuances	4,260,000	5,062,800	9,322,800
Conversion and redemption	—	—	—
Unrealized derivative (gains) losses	(3,603,188)	(4,165,244)	(7,768,432)
Balances at December 31, 2012	$3,680,794	$2,224,828	$5,905,622

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

Change of control cash payment set at $1,500,000

On April 4, 2012, MagicJack Vocaltec Ltd. filed a complaint in United States District Court For the Southern District of Florida, Civil Action No.: 9:12-cv-80360-DMM, against the Company, alleging patent infringement, seeking injunctive relief and damages as a result of the alleged patent infringement. The Company answered the complaint, denying all of its material allegations, asserting a number of affirmative defenses, and seeking counterclaims for declaratory relief. The Company’s patent counsel has provided an opinion that the NetTalk DUO does not infringe their patent. MagicJack Vocaltec Ltd. and NetTalk filed a Joint Stipulation and motion for the dismissal. Effective November 2012, the federal court has dismissed the entire case with prejudice, including all claims, counterclaims, defenses and causes of action.

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court For the Southern District of Florida, Civil Action No.: 9:12-cv-81022-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW, In the complaint, we allege patent infringement by the defendants, seeking injunctive relief and damages as a result of the alleged patent infringement by defendants.

On September 14, 2012, a supplier filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach. The supplier alleges in the complaint that Net Talk failed to pay for component parts manufactured for the Company’s products. The Company filed an answer to the complaint denying the supplier’s allegations and asserting affirmative defenses.

NetTalk reached a settlement with the supplier and as of December 31, 2012 we are in full compliance with said settlement.

On November 26, 2012, a supplier to the Client, Broadvox, LLC (“Broadvox”), filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, Case No.: CV-12-796095, alleging breach of contract by the Company and seeking damages of not less than $111,701 due to such alleged breach. The Company and Broadvox entered into a settlement agreement providing for the payment of all past due amounts.

A Statement of Claim was served by DACS Marketing & Sponsorship Inc. on NetTalk.com Inc. on June 20, 2012. The claim is for $125,834.21 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract.

A Statement of Defence was delivered on August 31, 2012, denying all claims.

The following offers to settle have been made by the parties but to date, the parties have not accepted any proposed offers:

1.	November 7, 2012, NetTalk offered to settle the action by payment to DACS of $5,000.
2.	December 18, 2012, DACS offered to settle the action by NetTalk paying to DACS the sum of $85,000.
3.	December 27, 2012, NetTalk offered to settle the action by payment to DACS of $10,000.

To date, we have heard nothing further from the lawyer for DACS.

Note 10 - Related party:

During the year ended December 31, 2012 we incurred and paid consulting service fees of $62,100 to a related party.

Note 11 – Income taxes:

Our income tax provision (benefit) for the year ended December 31, 2012, three months ended December 31, 2011 and fiscal years ended September 30, 2011 and 2011 consisted of the following:

Our effective tax rate differs from statutory rates, as follows:

	12/31/2012	12/31/2011	09/30/2011	09/30/2010
Federal statutory rate	34.0%	34.0%	34.0%	34.0%
State rate, net of federal benefit	3.6%	3.6%	3.6%	3.6%
Derivative income	0.0%	4.3%	4.3%	4.3%
Change in valuation allowance	(37.6)%	(41.9)%	(41.9)%	(41.9)%
Effective tax rate	0.0%	0.0%	0.0%	0.0%

Deferred tax assets and (liabilities) reflects the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	12/31/2012	12/31/2011	09/30/2011	09/30/2010
Property and fixed assets	$(58,032)	$(34,102)	$(37,723)	$(62,704)
Reserves and accruals	8,554	8,554	8,554	8,554
Net operating loss carry forwards	12,355,046	7,069,018	5,786,123	2,902,843
	12,305,568	7,043,470	5,756,954	2,848,693
Valuation allowance	(12,305,568)	(7,043,470)	(5,756,954)	$(2,848,693)
Net deferred taxes, after valuation allowance	$-	$-	$-	$-

Our valuation allowance increased $5, 262,098 and $1,286,506 during the period ended December 31, 2012 and December 31, 2011, respectively.

Based on our prior earnings and insufficiency of income to be utilized in carry back years and future taxable income, we have concluded that it is more likely than not that these net deferred tax assets will not be utilized. Therefore, a valuation allowance has been set up to reduce deferred tax assets to zero. As of December 31, 2012, we have net operating loss carry forwards amounting to $35,490,620 that are available, subject to limitations, to offset future taxable income through 2031. The company is also not taking any uncertain tax position in the calculation of current or deferred taxes.

The Company files income tax returns for U. S. Federal and State of Florida purposes. The Company is not currently under any tax examination, but the statute of limitations has not yet expired. The company generally remains subject to examination of its U. S. Federal income tax returns for 2009 and subsequent years as the Internal Revenue Service has a three year window to assess/collect taxes. In addition, the company also remains subject to examination of its State of Florida tax returns for 2009 and subsequent years.

Note 12 – Subsequent Events:

On January 11, 2013, we received an additional advance of $400,000 pursuant to the existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was endorsed by a promissory note which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

On February 15, 2013 and April 10, 2013 we received additional advances of $100,000 and $75,000 from 1080 NW 163rd Drive, LLC. These advances are not evidenced by a formal promissory note. The additional advances of $100,000 and $75,000 accrue interest at 8% per year, and were payable in full on June 9, 2013. These notes are now in default.

On February 19, 2013, August 9, 2013, August 14, 2013 and September 3, 2013, the Company’s CEO advanced the Company $25,000, $5,000, $20,000 and $25,000 respectively. These advances are not evidenced by a formal promissory note. These advances were for working capital and bear no interest and are due on demand.

On April 22, 2013 and May 3, 2013 we received advances from Vicis in the amount of $50,000 and $25,000, respectively, both due on demand. These advances are not evidenced by a formal promissory note.

On May 31, 2013, we issued a $300,000 face value, 5% Secured Convertible Promissory Note, due December 1, 2013. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

On July 15, 2013, we issued a $200,000 face value, 5% Secured Convertible Promissory Note, due January 15, 2014. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 2,500,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefor or for any right to payment.

On July 7, 2013, August 9, 2013, August 9, 2013, August 15, 2013 and August 22, 2013 we received $111,000, $111,000, $55,000, $75,000 and $125,000 respectively, for working capital from an outside party. These notes are due on demand and carry a 0% interest rate. Interest will be imputed on these notes at current market rates.

