Form 10-Q
period 2013-03-31
NET TALK.COM, INC.
filed 2013-10-08
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The Registrant had 61,309,313 shares of Common Stock, par value $0.001 per share, outstanding as of May 15, 2013.

NET TALK.COM, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2013

NET TALK.COM, INC.

Balance Sheet

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$29,050	$96,347
Restricted cash	115,530	115,259
Accounts receivable, net	350,509	472,233
Inventory	1,240,741	1,467,774
Prepaid expenses and other current assets	200,785	284,908
Total current assets	1,936,615	2,436,521

Property and equipment, net	2,928,762	2,980,068
Intangible assets, net	196,753	193,007
Other assets	37,253	37,253
Total assets	$5,099,383	$5,646,849

Liabilities and Equity
Current liabilities:
Accounts payable	$2,258,240	$2,211,622
Accrued dividends	1,451,116	1,301,116
Accrued liabilities	691,043	477,743
Deferred revenue	2,289,168	2,246,052
Senior debentures	15,595,695	15,365,336
Demand notes	400,000	275,000
Total current liabilities	22,685,262	21,876,869
Mortgage payable	1,400,000	1,000,000
Total liabilities	24,085,262	22,876,869
Redeemable preferred stock, $.001 par value, 10,000,000 shares authorized, 500 issued and outstanding as of March 31, 2013 and December 31, 2012.	5,647,573	6,379,016

Stockholders’ Deficit
Common stock, $.001 par value
Authorized: 300,000,000 shares
Issued: 60,251,355 shares at March 31, 2013
60,251,355 shares at December 31, 2012	60,260	60,260

Additional paid in capital	33,665,863	33,084,420

Retained (deficit) earnings	(58,359,575)	(56,753,716)

Total stockholders' deficit	(24,633,452)	(23,609,036)
Total liabilities, redeemable preferred stock and stockholders' deficit	$5,099,383	$5,646,849

See accompanying notes to financial statements.

NET TALK.COM, INC

Statements of Operations and Comprehensive Income (Loss)

For the three months ended March 31, 2013 and 2012

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012
Revenues
Sale of DUO products	$317,601	$347,908
Renewals and access charges	1,137,295	640,987
Other	98,369	67,426
Total revenue	1,553,265	1,056,321

Cost of sales
Cost of DUO products	503,624	645,753
Network and carrier charges	742,888	576,261
Other	103,072	190,283
Total cost of sales	1,349,584	1,412,297

Gross margin	203,681	(355,976)

Expenses
Advertising and marketing	93,112	429,243
Compensation and benefits	374,423	321,996
Professional fees	114,185	141,635
Depreciation and amortization	77,463	62,559
Research and development	296,003	337,393
General and administrative expenses	482,415	582,490
Total operating expenses	1,437,601	1,875,316
Loss from operations	(1,233,920)	(2,231,292)
Other (expenses) income:
Interest expense	(371,939)	(1,301,969)
Interest income	-	248
Total other (expense)	(371,939)	(1,301,721)
Loss before income tax	(1,605,859)	(3,533,013)
Income tax (expense) benefit	-	-

Net loss and comprehensive loss	$(1,605,859)	$(3,533,013)

Basic and diluted loss per common share	$(0.03)	$(0.08)

See accompanying notes to financial statements.

Net Talk.Com, Inc

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,605,859)	$(3,533,013)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	77,463	62,559
Amortization of discount on debt	230,359	993,985
Recognition of deferred revenue	(1,190,568)	(782,343)
Changes in operating assets and liabilities :
Restricted cash	(271)	(19,379)
Accounts receivable	121,724	(226,360)
Inventories	227,033	192,074
Prepaid expenses	84,123	8,380
Deferred revenues	1,233,684	1,050,706
Accounts payable	46,618	223,840
Accrued liabilities	213,300	373,300
Net cash used in operating activities	(562,394)	(1,656,251)

Cash Flows From Investing Activities
Purchase of property and equipment	(8,446)	(56,511)
Investment in intangible assets	(21,457)	-
Net cash used in investing activities	(29,903)	(56,511)

Cash Flows From Financing Activities
Borrowings:
Proceeds from demand notes	125,000	650,010
Proceeds from mortgage note	400,000	-
Issue of common stock	-	34,834
Net cash provided by financing activities	525,000	684,844
Net Decrease in Cash and Cash Equivalents	(67,297)	(1,027,918)
Cash and cash equivalents - beginning of period	96,347	1,539,263

Cash and cash equivalents - end of period	29,050	511,345

See accompanying notes to financial statements.

NET TALK.COM, INC.

Notes to Unaudited Financial Statements

Note 1 – Nature of Business Operations

NET TALK.COM, INC. (“NetTalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida, under the name Discover Screens Inc. On September 10, 2008 the Company changed its name to NetTalk.com Inc. We are a telephone company, who provides sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, and other similar type technologies. Our main products are the DUO; DUO II and DUOWIFI, analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our DUO products and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our DUO products provide one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO products are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval, and call transfer.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

The balance sheet as of December 31, 2012 was derived from audited financial statements included in our 2012 Annual Report on Form 10-K but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with our December 31, 2012 consolidated financial statements included in our 2012 Annual Report on Form 10-K and the notes to the financial statements included therein, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Significant estimates inherent in the preparation of our financial statements include developing fair value measurements upon which to base our accounting for acquisitions of intangible assets and issuances of financial instruments, including our common stock. Our estimates also include developing useful lives for our tangible and intangible assets and cash flow projections upon which we determine the existence of, or the measurements for, impairments. In all instances, estimates are made by competent employees under the supervision of management, based upon the current circumstances and the best information available. Actual results could differ significantly from these estimates and assumptions, and the differences could be material.

Risk factors

Our Form 10 Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Annual Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include, but are not limited to, those set forth below.

Our business faces many risks. We believe the risks described below are the material risks we face. However, the risks described below are not the only risks we face. Additional unknown risks or risks that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of common stock could decline significantly. Investors should consider the specific risk factors discussed below, together with the “Special Note Regarding Forward-Looking Information” and the other information contained in this Quarterly Report on Form 10-Q and the other documents that we will file from time to time with the SEC.

RISKS RELATED TO OUR BUSINESS

We have never sustained profits and our losses could continue. Without sufficient additional capital to repay our indebtedness, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects. Our current capital raising efforts may not be successful in raising additional capital on favorable terms, or at all.

We recorded net losses of $1,605,859 and $3,533,013 for the three month ended March 31, 2013 and 2012, respectively; net losses of $14,715,006 and $28,249,635, for the years ended December 31, 2012 and 2011, respectively; net losses of $1,367,216 for the three months ended December 31, 2010 and for fiscal year ended September 30, 2010 we recorded net losses of $6,399,963. As of March 31, 2013, we were indebted for $15,595,695 in current senior debentures, $400,000 in demand notes and $1,400,000 in long term mortgage debt.

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

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions, and financial ratios. The conversion of the convertible notes resulted in substantial dilution to our stockholders and any additional equity financing would also likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

Going concern and management’s plans

The presentation of financial statements in accordance with GAAP contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $1,605,859 and $3,533,013 during the three months ended March 31, 2013 and 2012, respectively. The company is also highly leveraged with $15,995,695 in senior debentures and demand notes and $1,400,000 in mortgage debt. In addition, during these periods, we used cash of $562,394 and $1,656,251, respectively, in support of our operations. As more fully discussed in Note 6, we have material redemption requirements associated with our senior debentures and demand notes, due during the year ended December 31, 2013. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubts about our ability to continue as a going concern for a reasonable period.

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

In order for the Company to meet the debt repayment requirements under the senior debentures and mortgage agreement, the Company will need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may negatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions, and financial ratios other than what the Company currently operates under. Any equity financing transaction could result in additional dilution to the Company’s existing stockholders.

During the first quarter of 2013, the company received $400,000 of funding from an additional advance on a promissory note on the mortgage from 1080 NW 163 Drive, LLC. Notwithstanding the additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plan for the company generating profitable operations. We cannot give any assurances regarding the success of management’s plan. Our financial statements do not include any adjustments relating to recoverability of recorded assets or liabilities that may be necessary should we be unable to continue as a going concern.

On February 15, 2013 and April 10, 2013 we received additional advances of $100,000 and $75,000 from 1080 NW 163rd Drive, LLC. These advances are not evidenced by a formal promissory note. The additional advances of $100,000 and $75,000 accrue interest at 8% per year, and were payable in full on June 9, 2013. These notes are now in default.

On May 31, 2013, the Company issued to Samer Bishay a $300,000 face value, 5% Secured Convertible Promissory Note, due December 1, 2013. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

On July 15, 2013, the Company issued to Samer Bishay a $200,000 face value, 5% Secured Convertible Promissory Note, due January 15, 2014. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 2,500,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefor or for any right to payment.

On February 19, 2013, August 9, 2013, August 14, 2013 and September 3, 2013, the Company’s CEO advanced the Company $25,000, $5,000, $20,000 and $25,000 respectively. These advances are not evidenced by a formal promissory note. These advances were for working capital, are non-interest bearing and are due on demand. Interest will be imputed on these notes at current market rates.

On April 22, 2013 and May 3, 2013 we received advances from Vicis in the amount of $50,000 and $25,000, respectively, both due on demand. These advances are not evidenced by formal promissory notes.

On July 7, 2013, August 9, 2013, August 9, 2013, August 15, 2013 and August 22, 2013 we received $111,000, $111,000, $55,000, $75,000, and $125,000 respectively, for working capital from an outside party. These notes are due on demand and is non-interest bearing. Interest will be imputed on these notes at current market rates.

Our business may be affected by factors outside our control

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

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances in domestic and Canadian bank accounts; the balances in our domestic accounts may at times exceed the FDIC limits. Management believes cash and cash equivalent balances are not exposed to significant credit risk due to the financial position of the depository institutions in which these deposits are held.

Accounts receivables

In December 2011, we entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time we may sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor shall then remit 80% of the accounts receivable balance, with the remaining balance, less fees to be forwarded once the Factor collects the full accounts receivable balance from the customer. Factoring fees range from 7.3% to 9% of the face value of the invoice factored, determined by the number of days required for collection of the invoice. We expect to use this factoring arrangement periodically to assist with general working capital requirements.

We also grant to the factor, as security for all present and future obligations owing to factor, a continuing security interest in all of our existing and later acquired receivables.

Inventory

Inventories are recorded at the lower of cost or net realizable value.

	March 31,	December 31,
	2013	2012

Productive material, work in process and supplies	$654,250	$869,740
Finished products	586,491	598,034
Total	$1,240,741	$1,467,774

During the three months ended March 31, 2013 and for the year ended December 31, 2012, we evaluated our inventory for impairments in accordance with our lower of cost or net realizable value analyses. Based on our analysis no impairments were deemed necessary to our finished goods inventories.

At March 31, 2013, $113,305 of our finished goods inventory is held on consignment at one of our distributors.

Fair Value of Financial Instruments

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of valuation hierarchy are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial instruments, as defined in the Accounting Standards Codification (“ASC”) 825 Financial Instruments, consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, secured convertible debentures, and derivative financial instruments. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

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

Property and Equipment

Property, equipment and telecommunication equipment includes acquired assets which consist of buildings, network equipment, computer hardware, furniture, and software. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which ranges from three to five years. The costs associated with major improvements are capitalized while the cost of maintenance and repairs is charged to operating expenses.

Intangible Assets

Our intangible assets were recorded at acquisition cost, which encompassed estimates of their respective and their relative fair values, as well as estimates of the fair value of consideration that we issued. We amortize our intangible assets using the straight-line method over lives that are predicated on contractual terms or over periods we believe the assets will have utility.

Revenue Recognition

We derive revenue from (i) product sales and (ii) telecom services. All revenues are recognized in accordance with ASC 605, Revenue Recognition and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and finally when we have concluded that amounts are collectible from the customers. Shipping costs billed to customers are included as a component of product sales; with the associated cost of shipping included as a component in cost of product sales.

Operating revenue consists of customer equipment sales of our products the NetTalk DUO (“DUO”); DUO II and DUO WIFI, telecommunication service revenues and shipping and handling revenues.

Our DUO products provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included in the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our DUO products are fully recognized at the time of our customer equipment sale, and the one year telephone service is amortized over a 12 month cycle.  Subsequent renewals of the annual telephone service are amortized over the corresponding 12 months cycle.

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

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software development costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Development costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. At this time our main products, the DUO, DUO II and DUOWIFI are being sold in the market place. Therefore, research and development cost reported in our financial statements relates to pre–marketing costs and are expensed accordingly.

	Three Months Ended
	March 31,	March 31,
	2013	2012
Components of research and development:

Product development and engineering	$7,528	$37,282
Payroll and benefits	288,475	300,111
	$296,003	$337,393

Reclassification

Certain reclassifications have been made to prior years financial statements in order to conform to the current quarter’s presentation.

Share-Based Payment Arrangements

We apply the grant date fair value method to our share–based payment arrangements with employees and consultants. Share–based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period. Share–based payments to non–employees are recorded at fair value on the measurement date and reflected in expense over the service period.

Stock Option Plans

In 2009, 2011 and 2012, NetTalk adopted various Stock Option Plans which is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate personnel who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and performance-based incentives and thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provides bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan.

On November 15, 2009, NetTalk adopted the 2010 Stock Option Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 10,000,000 shares of the Company’s common stock. During 2010, we issued 10,000,000 shares of common stock to our employees. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

On June 15, 2011, NetTalk adopted the 2011 Stock Option Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 20,000,000 shares of the Company’s common stock. During 2012, we issued 20,000,000 shares of common stock to our employees. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

On July 25, 2012, NetTalk adopted the 2012 Stock Option Plan. The maximum aggregate number of shares of the Company’s common stock that may be issued under the Plan is 20,000,000 shares of the Company’s common stock. On July 25, 2012, we issued 471,500 shares of common stock to our employees and vendors as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

Certain risks and concentration

Our largest manufacturer accounted for approximately 52% and 36% of our cost of goods sold for the three months ended March 31, 2013 and 2012, respectively.

One of our customers presently operates under a “Consignment Agreement”. Under the agreement we sell and ship merchandise to our customer and we collect payments upon final sale of our product to the ultimate consumer.

On September 26, 2013, the Company elected to terminate the “Consignment Agreement” based on the specified contractual terms.

Redeemable Preferred Stock

Redeemable preferred stock (and other redeemable financial instruments we may enter into) is initially evaluated for possible classification as liabilities under ASC 480 Distinguishing Liabilities from Equity. Redeemable preferred stock classified as liabilities is recorded and carried at fair value. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under ASC 815. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 6 for further disclosures about our redeemable preferred stock.

Loss per common share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2013 and 2012. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. If required, we compute the effects on diluted loss per common share arising from convertible securities using the if-converted method.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,	March 31,
	2013	2012
Numerator:
Basic and diluted - net loss	$(1,605,859)	$(3,533,013)

Denominator:
Basic and diluted weighted average shares outstanding	60,251,355	42,948,392

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

In December 2011, the FASB issued amended guidance requiring companies to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is required to be applied retrospectively for all prior periods presented and is effective for annual periods for fiscal years beginning on or after January 1, 2013, and interim periods within those annual fiscal years. The adoption of this standard did not have an impact on the results of operations and financial condition.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. As the Company does not currently have any indefinite-lived intangible assets, the adoption of ASU 2012-02 did not impact our financial position or results of operations.

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

Note 3 – Property and equipment

Telecommunications equipment and other property consist of the following:

		March 31,	December 31,
	Life	2013	2012

Telecommunication equipment	7	$356,154	$356,154
Computer equipment	5	169,754	166,408
Building	35	2,448,364	2,448,364
Building improvements	10	86,442	81,342
Office equipment and furnishing	7	48,212	48,212
Purchased software	3	34,147	34,147
Land		270,000	270,000
Sub – total		3,413,073	3,404,627
Less: accumulated depreciation		(484,311)	(424,559)
Property and equipment, net		$2,928,762	$2,980,068

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices. Depreciation expense on the above assets was $59,752 and $45,786 for the three months ending March 31, 2013 and 2012, respectively.

Note 4 - Intangible Assets

Intangible assets consist of following:

		March 31,	December 31,
	Life	2013	2012

Trademarks National and International	5	332,708	332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	102,942	102,942
Finance cost	2	76,693	55,236
		1,003,681	982,224
Less accumulated amortization		(806,928)	(789,217)
Intangible assets, net		$196,753	$193,007

Amortization on the above assets was $17,711 and $16,773 for the three months ending March 31, 2013 and 2012, respectively. The weighted average amortization period for the intangible assets is 18 years.

The estimated future amortization of intangible assets for each of the following years as of March 31, 2013, is as follows:

2013	53,133
2014	70,844
2015	3,750
Future years	69,026
Total	$196,753

Note 5 – Securities Option Agreement, Secured Convertible Debentures, Senior Debentures and Demand Notes

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

The carrying values our senior debentures and demand notes consisted of the following as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

$2,000,000 face value 12% debenture, due December 31, 2013	$2,441,429	$2,398,153
$3,500,000 face value 12% debenture, due December 31, 2013	4,065,111	3,993,053
$5,266,130 face value 12% debenture, due December 31, 2013	6,489,155	6,374,130
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	500,000
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	500,000
$ 450,000 face value 10% debenture, due December 31, 2013	450,000	450,000
$1,150,000 advances on 10% debenture, due December 31, 2013	1,150,000	1,150,000
	$15,595,695	$15,365,336

Demand notes	$400,000	$275,000

Principal repayments on the senior debentures are due in full in December 2013.

2011 Issuance of Non-Convertible Debentures

On August 8, 2011 and September 30, 2011, we issued face value $2,000,000 12% debentures, due July 1, 2013, and face value $3,500,000 10% debentures, due June 30, 2012, respectively, for aggregate cash of $5,500,000. Concurrent with these financing transactions we also issued the investor warrants to purchase an aggregate of 18,000,000 shares of our common stock for $0.50 for over a five year period.

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

The fair value of the debentures was computed based upon the present value of all future cash flows, using credit risk adjusted discount rates ranging from 7.63% to 7.86%. The discount rate was developed based upon bond curves of companies with similar high risk credit ratings plus a range of 0.25% to 0.36% risk free rate based upon yields for zero coupon government securities with maturities consistent with those of the debentures. The fair value of the warrants was determined using the Binomial Lattice technique. The effective volatility and risk free rates resulting from the calculations were 55.15% — 129.86% and 0.07% — 1.11%, respectively.

June 30, 2011 Financing, Debt Settlement, and Accrued Interest Settlement

On June 30, 2011, we issued face value $5,266,130, 12% debentures, due July 1, 2013 and warrants to purchase 21,064,520 shares of our common stock for $0.50 per share, which expire five years from the issuance date; for $2,500,000 cash, settlement of $2,500,000 in bridge financing and settlement of $266,130 in accrued interest on the former convertible debentures. See discussion on the conversion of the convertible debentures, below. The cash and advance settlement were accounted for as financing transactions. The settlement of the accrued interest was accounted for as an extinguishment of debt.

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

2013 Demand Notes and Convertible Debt

On February 15, 2013 we received an additional advance of $100,000 from 1080 NW 163rd Drive, LLC. This advance is not evidenced by a formal promissory note. This additional advance accrues interest at 8% per year, and was payable in full on June 9, 2013. This note is now in default.

On February 19, 2013, the Company’s CEO advanced the Company $25,000. This advance is not evidenced by a formal promissory note. The advance was for working capital, is non-interest bearing and is due on demand. Interest will be imputed on these notes at current market rates.

Subsequent to March 31, 2013, the Company issued convertible debt securities and entered into additional demand note agreements.

On April 22, 2013 and May 3, 2013 the Company received advances from Vicis in the amount of $50,000 and $25,000, respectively, both due on demand. These advances are not evidenced by a formal promissory note.

On May 31, 2013, the Company issued to Samer Bishay a $300,000 face value, 5% Secured Convertible Promissory Note, due December 1, 2013. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

On July 7, 2013, August 9, 2013, August 9, 2013, August 15, 2013 and August 22, 2013 the Company received $111,000, $111,000, $55,000, $75,000 and $125,000 respectively, for working capital from an outside party. These notes are due on demand and are non-interest bearing. Interest will be imputed on these notes at current market rates.

On July 15, 2013, the Company issued to Samer Bishay a $200,000 face value, 5% Secured Convertible Promissory Note, due January 15, 2014. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 2,500,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefor or for any right to payment.

On August 9, 2013, August 14, 2013 and September 3, 2013, the Company’s CEO advanced the Company $5,000, $20,000 and $25,000 respectively. These advances are not evidenced by a formal promissory note. These advances were for working capital, are non-interest bearing and are due on demand. Interest will be imputed on these notes at current market rates.

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

Redeemable preferred stock consists of the following as of:	March 31, 2013	December 31, 2012
Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares issued and outstanding at March 31, 2013; redemption value $5,000,000, and 500 shares issued and outstanding at December 31, 2012; redemption value $5,000,000.
Initial carrying value	$13,246,609	$13,246,609
Accumulated accretion	(7,599,036)	(6,867,593)
Carrying values	$5,647,573	$6,379,016

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

The following table reflects the allocation of the purchase price on the financing date:

Allocation:	October 25, 2010	February 24, 2010
Redeemable preferred stock	$624,000	$-
Warrants	936,000	5,062,800
Compound embedded derivative	440,000	4,260,000
Derivative loss, included in derivative income (expense)	-	(6,322,800)
	$2,000,000	$3,000,000

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

Note 7 – Commitment and Contingencies

On May 16, 2011, we executed an Amended Employment Agreement with Mr. Kyriakides our Chief Executive Officer and President as follows:

Salary set at $199,000 per year and $250,000 starting on January 1, 2012.

Three year term with automatic renewal of two years.

Change of control cash payment set at $1,500,000

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of September 30, 2013, the Company owes Arrow Electronics approximately $123,000 and will continue making frequent payments until the obligation is satisfied.

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

A Statement of Claim was served by DACS Marketing & Sponsorship Inc. on NetTalk.com Inc. on June 20, 2012. The claim is for $125,834.21 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract. A Statement of Defense was delivered on behalf of the Company on August 31, 2012, denying all claims.

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

On February 13, 2013, Rates Technology, Inc. (“RTI”) sent a letter alleging that the Company breached an agreement dated June 22, 2012; RTI has threatened litigation. RTI has alleged, among other matters, that the Company breached the agreement by failing to make a payment of $60,000, breached certain confidentiality provisions in the Agreement, and has failed to timely file its reports under the Exchange Act. The Company denies RTI’s allegations and intends to defend any lawsuit if brought.

ADP filed a lawsuit against the Company on or about September 1, 2013. The claim is for an amount not exceeding $89,000 for general damages for alleged breach of contract. Company is in the process of settling this action.

Note 8 - Related party

At March 31, 2013, there is $25,000 Due to Officers, the amount is non-interest bearing and is due on demand.

Note 9 – Subsequent events

On September 23, 2013 NetTalk.com, Inc. changed independent accountants from Thomas, Howell, Ferguson, CPA's to Zachary Salum Auditors P.A. Information regarding the change in independent accountants was reported in NetTalk.com, Inc.’s Current Report on Form 8-K dated September 23, 2013. There were no disagreements or any reportable events subject to Item 304(b) requiring disclosure.

Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations

Our Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2012, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our 2012 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

Cautionary Statement about Forward Looking Statements

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

Background

Company and Business

We are a telephone company, which provides sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, and other similar type technologies. Our main products are the “DUO”; “DUO II” and the “DUO WIFI”. The DUO WIFI and DUO II are presently sold and distributed to our customers. These products are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI allows users to use these services without an Ethernet cable plugged into the device.

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

History and Overview

We are a Florida corporation, incorporated on May 1, 2006, under the name Discover Screens, Inc. (“Discover Screens”).

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

Patents – Domestic and International

Our products are currently under US Design Patent No. D674785 and US Patent No. 8,243,722 titled “VOIP Analogue System”. These patents have been issued. US Patent No. 8,243,722 is currently in the re-review process at the United States Patent and Trademark Office. NetTalk fully expects to prevail in the re-review process. The Company also has international patents pending in over 123 countries.

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

Federal CALEA

On August 5, 2005, the FCC released an Order extending the obligation of the Communication Assistance for Law Enforcement Act (“CALEA”) to interconnect VOIP providers. Under CALEA, telecommunication carriers must assist law enforcement in executing electronic surveillance, which includes the capability of providing call content and call identifying information to local enforcement agencies, or LEA, pursuant to a court order or other lawful authorization. The FCC required all interconnect VOIP providers to become CALEA compliant by May 14, 2007. To date, we are fully compliant with CALEA.

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

We have been granted or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in forty three states, as follows:

Alabama	Indiana	Montana	North Carolina	Utah
Arkansas	Kansas	Nebraska	Ohio	Washington
California	Kentucky	Nevada	Oregon	Wisconsin
Connecticut	Maryland	New Jersey	Pennsylvania
Florida	Massachusetts	New Mexico	South Dakota
Georgia	Missouri	New York	Texas

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

Results of Operations

For the Three months ended March 31, 2013 compared to three months ended March 31, 2012

Revenues: Our revenues amounted to $1,553,265 and $1,056,321 for the three months ended March 31, 2013, and 2012, respectively. The increase in revenues relates to new products and increase in sales activities due to market penetration and sales to large retailers.

Cost of sales: Our cost of sales amounted to $1,349,584 and $1,412,297 for the three months ended March 31, 2013, and 2012, respectively. The decrease in cost of sales relates to production efficiencies quantities of scale.

Gross margin: Our gross margin (loss) amounted to $203,681 and ($355,976) for the three months ended March 31, 2013, and 2012, respectively. We expected our per unit manufacturing cost to decrease over time consistent with sales as we take advantages of economies of scale. Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and marketing: Our advertising and marketing expenses amounted to $93,112 and $429,243 for the three months ended March 31, 2013 and 2012, respectively.

Smartphone Application: We released our Smartphone application during December of 2010. The smart phone application continues to be one of the top downloaded apps in Canada. We had more than 1,000,000 users of our application at March 31, 2013.

Compensation and Benefits: Our compensation and benefits expense amounted to $374,423 and $321,996 for the three months ended March 31, 2013 and 2012, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions. We continue to increase our technical staff by hiring IT engineers and software developers.

Professional Fees: Our professional fees amounted to $114,185 and $141,635 for the three months ended March 31, 2013 and 2012, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain higher than historical amounts because, as a publicly traded company, we will incur additional expenses associated with the services provided by our transfer agent and also with costs incurred for compliance with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of quarterly and annual reports, as well as, other reporting requirements required under the Exchange Act.

Depreciation and Amortization: Depreciation and amortization amounted to $77,463 and $62,559 for the three months ended March 31, 2013 and 2012, respectively. These amounts represent amortization of our long-lived tangible and intangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended March 31, 2013, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

Research and Development and Software Costs: We expense research and development expenses, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. At this time our main products are being sold in the market place. Therefore, research and development cost reported in our financial statements relates to pre–marketing cost and are expensed accordingly.

	Three Months Ended
	March 31,	March 31,
	2013	2012
Components of research and development:

Product development and engineering	$7,528	$37,282
Payroll and benefits	288,475	300,111
	$296,003	$337,393

General and Administrative Expenses: General and administrative expenses amounted to $482,416 and $582,490 for the three months ended March 31, 2013 and 2012, respectively, and consisted of general corporate expenses. Included in these expenses are occupancy costs of $0 and $81,105 for the three months ended March 31, 2013 and d March 31, 2012.

Our general and administrative expenses are made up of the following accounts:

	March 31,
	2013	2012
Commission	$117,966	$179,774
Rent and occupancy	-	81,105
Insurance	84,164	48,319
Taxes and licenses	25,270	20,757
Travel	13,285	69,880
Other	241,730	182,655
Total	$482,415	$582,490

Loss from operations: Loss from operations amounted to ($1,233,920) for the three months ended March 31, 2013 compared to ($2,231,292) for the three months ended March 31, 2012.

Interest Expense: Interest expense amounted to $371,939 and $1,301,969 for the three months ended March 31, 2013 and 2012 respectively. Included in these amounts are stipulated interest under our convertible debentures, the related amortization of premiums and discounts and the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method.

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

Net loss applicable to common stockholders:

The net loss applicable to common stockholders amounted to ($1,605,859) and ($3,533,013) for the three months ended March 31, 2013 and 2012, respectively. Net loss applicable to common stockholders includes extraordinary items such as: derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These items are non-cash, non-recurring and extraordinary.

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

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, our lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, repayment of debt. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, and borrowing capacity under our credit facilities will be sufficient to meet our projected cash requirements. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

Cash Flows

As of March 31, 2013, our cash and cash equivalents totaled $29,050 and accounts receivable, net of allowance for doubtful accounts, totaled $350,509, compared to $96,347 and $472,233, respectively, on December 31, 2012. As of March 31, 2013, our accounts payable accrued dividends, and accrued liabilities were $2,258,240, $1,451,116, and $691,043, respectively, compared to $2,211,622, $1,301,116, and $477,743, respectively, on December 31, 2012. Also, as of March 31, 2013, we had senior debentures and demand notes payable of $15,595,695 and $400,000 respectively; compared to $15,365,336 and $275,000, respectively, on December 31, 2012. Our largest operating expenditure currently consists of payroll for approximately $300,000 per month.

Operating activities

For the three months ended March 31, 2013, net cash used in operating activities amounted to $562,394 primarily attributable to net losses of $1,605,859 partly offset by a decrease of $121,724 in accounts receivable, a net increase in deferred revenue and the related amortization of $43,116, and by non-cash charges of $307,822 related to depreciation and discount amortization. Operating expenses were affected by increased telecommunication expenses, research and development expenses related to new products, marketing expenses, travel expenses incurred to visit manufacturing facilities in China, and increases in wage and other general and administrative expenses, due to new hires.

For the three months ended March 31, 2012 net cash used in operating activities amounted to $1,656,251 primarily attributable to net losses of $3,533,013 and an increase of $226,360 in accounts receivable, partially offset by non-cash charges of $62,559 from depreciation and amortization; and a net increase of $268,363 in deferred revenues and increases of $597,140 in accounts payable and accrued liabilities.

Investing activities

For the three months ended March 31, 2013, net cash used in investing activities amounted to $29,903 primarily resulting from cash used for expenditures on intangible assets.

For the three months ended March 31, 2012, net cash used in investing activities amounted to $56,511 primarily resulting from cash used for the purchase of property and equipment.

Financing activities

For the three months ended March 31, 2013, net cash provided by financing activities amounted to $525,000 primarily attributable to proceeds from additional financing activities on the 12% mortgage payable. On February 15, 2013 we received an additional advance of $100,000 from 1080 NW 163rd Drive, LLC. This advance is not evidenced by a formal promissory note, accrues interest at 8% per year, and was payable in full on June 9, 2013. This note is now in default. On February 19, 2013, the Company’s CEO advanced the Company $25,000. This advance is for working capital and is not evidenced by a formal promissory note, is non-interest bearing and is due on demand. Interest will be imputed on this note at current market rates. On March 31, 2013, we had restricted cash of $115,530.

For the three months ended March 31, 2012, net cash provided by financing activities amounted to $684,844 primarily attributable to financing activities from proceeds on a 12% mortgage payable.

Subsequent to the end of the first quarter the Company entered into various financing agreements described below:

On April 10, 2013 we received an additional advance of $75,000 from 1080 NW 163rd Drive, LLC. This advance is not evidenced by a formal promissory note. This additional advance accrues interest at 8% per year, and was payable in full on June 9, 2013. This note is now in default.

On May 31, 2013, the Company issued to Samer Bishay a $300,000 face value, 5% Secured Convertible Promissory Note, due December 1, 2013. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

On July 15, 2013, the Company issued to Samer Bishay a $200,000 face value, 5% Secured Convertible Promissory Note, due January 15, 2014. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 2,500,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefor or for any right to payment.

On August 9, 2013, August 14, 2013 and September 3, 2013, the Company’s CEO advanced the Company $5,000, $20,000, and $25,000 respectively. These advances are for working capital and are not evidenced by a formal promissory note, are non-interest bearing and are due on demand. Interest will be imputed on these notes at current market rates.

On April 22, 2013 and May 3, 2013 the Company received advances from Vicis in the amount of $50,000 and $25,000, respectively, both due on demand. These advances are not evidenced by a formal promissory note.

On July 7, 2013, August 9, 2013, August 9, 2013, August 15, 2013 and August 22, 2013 the Company received $111,000, $111,000, $55,000, $75,000, and $125,000 respectively, for working capital from an outside party. These notes are due on demand and are non-interest bearing. Interest will be imputed on these notes at current market rates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

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

●	Share-based payment arrangements: We currently intend to issue share-indexed payments in future periods to employees and non-employees. There are many valuation techniques, such as Black-Scholes-Merton valuation model that we may use to value share-indexed contracts, such as warrants and options. All such techniques will require certain assumptions that require us to develop forward-looking information as well as historical trends. For purposes of historical trends, we may need to look to peer groups of companies and the selection of such groups of companies is highly subjective.

●	Common stock valuation: Estimating the fair value of our common stock is necessary in the preparation of computations related to acquisition, share-based payment and financing transactions. We believe that the most appropriate and reliable basis for common stock value is trading market prices in an active market.

●	Derivative Financial Instruments: We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as our secured convertible debenture and warrant financing arrangements that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. We are required to carry as derivative liabilities, at fair value, in our financial statements. The fair value of share-indexed derivatives will be significantly influenced by the fair value of our common stock (see Common Stock Valuation, above). Certain other elements of forward-type derivatives are significantly influenced by credit-adjusted interest rates used in cash-flow analysis. Since we are required to carry derivative financial instruments at fair value and make adjustments through earnings, our future profitability will reflect the influences arising from changes in our stock price, changes in interest rates, and changes in our credit standing.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable. We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2013:

Due to the limited resources, we have insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in our financial transactions. We do not have a formal audit committee and the Board of Directors does not have a financial expert, thus we lack the Board oversight role within the financial reporting process.

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

Changes in Internal Controls.

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 14, 2012, a supplier filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The supplier alleges in the complaint that NetTalk failed to pay for component parts manufactured for the Company’s products. The Company filed an answer to the complaint denying the supplier’s allegations and asserting affirmative defenses. The Company and Arrow Electronics, Inc. subsequently entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation.

NetTalk reached a settlement with the supplier and is in full compliance with said settlement.

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

A Statement of Defense was delivered on your behalf on August 31, 2012, denying all claims.

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

Item 1A. Risk Factors

For the quarter ended March 31, 2013, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously included in a current report on Form 8 K previously filed.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2012.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section # 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2012.
101.	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Statement of Operations for the three months ended March 31m 2013and 2012, (iii) Condensed Statement of Cash Flows for the three months ended March 31, 2013and 2012, and (iv) Notes to Condensed Financial Statements*.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

NetTalk.com, Inc. changed independent accountants in September 2013 from Thomas, Howell, Ferguson, CPA's to Zachary Salum Auditors P.A. Information regarding the change in independent accountants was reported in NetTalk.com, Inc. Current Report on Form 8-K dated September 23, 2013. There were no disagreements or any reportable events subject to Item 304(b) requiring disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NetTalk.com, Inc.

Date: October 8, 2013	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

