Form 10-Q/A
period 2013-03-31
NET TALK.COM, INC.
filed 2013-10-15
CIK 1383825

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated Filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The Registrant had 61,309,313 shares of Common Stock, par value $0.001 per share, outstanding as of May 31, 2013.

1

Explanatory note

The purpose of this Amendment 1 on Form 10-Q/A to Nettalk.com, Inc.’s quarterly report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on October 8, 2013, is solely to submit the filing of XBRL information which was not submitted simultaneously with the filing of the Edgarized document.

No other changes were made to the original, above referenced, Form 10-Q. This Amendment No. 1 relates to the filing of the XBRL information as of the original filing date of the above referenced Form 10-Q, it does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, except as herein reported.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2013	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial Officer)

2