Form 10-Q
period 2013-06-30
NET TALK.COM, INC.
filed 2013-10-30
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

The Registrant had 61,319,313 shares of Common Stock, par value $0.001 per share, outstanding as of August 14, 2013.

NET TALK.COM, INC.
FORM 10-Q QUARTERLY REPORT
QUARTER ENDED JUNE 30, 2013

NET TALK.COM, INC.
Balance Sheet

	June 30, 2013	December 31, 2012
Assets	Un-audited
Current assets:
Cash and cash equivalents	$105,055	$96,347
Restricted cash	115,530	115,259
Accounts receivable, net	87,226	472,233
Inventory	1,190,629	1,467,774
Prepaid expenses and other current assets	196,000	284,908
Total current assets	1,694,440	2,436,521

Property and equipment, net	2,868,954	2,980,068
Intangible assets, net	179,043	193,007
Other assets	27,252	37,253
Total assets	$4,769,689	$5,646,849
Liabilities and Equity
Current liabilities:
Accounts payable	$2,419,461	$2,211,622
Accrued dividends	1,601,116	1,301,116
Accrued liabilities	978,055	477,743
Deferred revenue	1,975,931	2,246,052
Senior debentures	15,830,210	15,365,336
Demand and 5% convertible notes	824,087	275,000
Total current liabilities	23,628,860	21,876,869
Mortgage payable	1,400,000	1,000,000
Total liabilities	25,028,860	22,876,869
Redeemable preferred stock, $.001 par value, 10,000,000 shares authorized, 500
issued and outstanding as of June 30, 2013 and December 31, 2012.	5,000,000	6,379,016

Stockholders’ deficit
Common stock, $.001 par value
Authorized: 300,000,000 shares
Issued: 61,319,313 shares at June 30, 2013
60,251,355 shares at December 31, 2012	61,318	60,260
Additional paid in capital	34,289,332	33,084,420
Retained (deficit)	(59,609,821)	(56,753,716)
Total stockholders’ deficit	(25,259,171)	(23,609,036)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$4,769,689	$5,646,849

See accompanying notes to financial statements.

NETTALK.COM INC
Statement of Operations and Comprehensive Income (Loss)
For the six and three months ended June 30, 2013 and 2012
(Un-audited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Sale of DUO products	$529,994	$788,753	$847,595	$1,136,661
Renewals and access charges	840,902	693,516	1,978,198	1,334,503
Other	71,936	13,407	170,305	80,833
Total revenue	1,442,832	1,495,676	2,996,098	2,551,997

Cost of sales
Cost of DUO products	306,053	818,730	809,676	1,464,483
Network and carrier charges	826,124	681,224	1,569,012	1,257,484
Other	98,874	6,503	201,947	196,786
Total cost of sales	1,231,051	1,506,457	2,580,635	2,918,753

Gross margin	211,781	(10,781)	415,463	(366,756)

Expenses
Advertising and marketing	59,200	271,600	152,312	700,843
Compensation and benefits	311,244	501,212	685,668	823,208
Professional fees	97,239	125,447	211,424	267,082
Depreciation and amortization	77,519	64,954	154,982	127,513
Research and development	215,067	330,563	511,069	667,956
General and administrative expenses	450,982	953,691	933,398	1,509,181
Total operating expenses	1,211,251	2,247,467	2,648,853	4,095,783
Loss from operations	(999,470)	(2,258,248)	(2,233,390)	(4,462,539)
Other income (expenses):
Other income	102,237	-	102,238	-
Interest income	-	-	-	248
Interest expense	(353,015)	(1,612,800)	(724,954)	(2,914,769)
Extinguishment of debt	-	(3,135,235)	-	(3,135,235)
Total other (expense)	(250,778)	(4,748,035)	(622,716)	(6,049,756)
Loss before income tax	(1,250,248)	(7,006,283)	(2,856,106)	(10,512,295)
Income tax (expense) benefit	-	-	-	-

Net loss and comprehensive loss	(1,250,248)	(7,006,283)	(2,856,106)	(10,512,295)

Basic and diluted loss per common share	$(0.02)	$(0.12)	$(0.05)	$(0.18)

See accompanying notes to financial statements.

Net Talk.Com, Inc
Statements of Cash Flows
(Un-audited)

	Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,856,106)	$(10,512,295)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	154,982	127,513
Amortization of discount on debt	464,874	-
Amortization of deferred revenue	(2,335,470)	(1,634,276)
Exercise of net share settled warrants	126,955	-
Extinguishment of debt	-	3,135,235
Derivative fair value adjustment	-	2,886,396
Changes in operating assets and liabilities :
Restricted cash	(271)	(16,382)
Accounts receivable	385,007	(40,239)
Inventories	277,145	188,933
Prepaid expenses and other assets	98,910	20,223
Deferred revenues	2,065,349	2,183,309
Accounts payable	207,840	738,963
Accrued liabilities	500,310	(39,991)
Net cash used in operating activities	(910,475)	(2,962,611)

Cash Flows From Investing Activities
Purchase of property and equipment	(8,447)	(176,493)
Investment in intangible assets	(21,457)	-
Net cash used in investing activities	(29,904)	(176,493)

Cash Flows From Financing Activities
Borrowings
Proceeds senior debentures	-	1,450,000
Proceeds from demand notes	641,272	-
Proceeds from mortgage note	400,000	-
Payment of Demand loans	(92,185)	-
Issue of common stock	-	190,143
Net cash provided by financing activities	949,087	1,640,143
Net Decrease in Cash and Cash Equivalents	8,708	(1,498,961)

Cash and cash equivalents - beginning of period	96,347	1,539,263
Cash and cash equivalents - end of period	$105,055	$40,302

See accompanying notes to financial statements.

NET TALK.COM, INC.
Notes to Unaudited Financial Statements

Note 1 – Nature of Business Operations

NET TALK.COM, INC. (“NetTalk” or the “Company”) was incorporated on May 1, 2006, under the laws of the State of Florida, under the name Discover Screens Inc. On September 10, 2008 the Company changed its name to NetTalk.com Inc. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, and other similar type technologies. Our main products are the DUO; DUO II and DUOWIFI, analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our DUO products and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  Our DUO products provide one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO products are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval, and call transfer.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States  (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.  However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the six months ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.
The balance sheet as of December 31, 2012 was derived from consolidated financial statements included in our 2012 Annual Report on Form 10-K but does not include all disclosures required by GAAP. These consolidated financial statements should be read in conjunction with our December 31, 2012 consolidated financial statements included in our 2012 Annual Report on Form 10-K and the notes to the financial statements included therein, filed with the Securities and Exchange Commission.

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

We recorded net losses of $1,250,248 and $2,856,106 for the three and six months ended June 30, 2013, respectively; and net losses of $14,715,006 and $28,249,635, for the years ended December 31, 2012 and 2011, respectively; net losses of $1,367,216 for the three months ended December 31, 2010 and for fiscal year ended September 30, 2010 we recorded net losses of $6,399,963. As of June 30, 2013, we were indebted for $15,830,210 in current senior debentures, $524,087 in demand notes, $300,000 in a 5% Secured Convertible Promissory Note and $1,400,000 in long term mortgage debt.

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

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions, and financial ratios. The conversion of the convertible notes resulted in substantial dilution to our stockholders and any additional equity financing would also likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current liquidity and instability in the global financial markets.

Going concern and management’s plans:

The presentation of financial statements in accordance with GAAP contemplates that operations will be sustained for a reasonable period.  However, we have incurred operating losses of $1,250,248 and $2,856,106 during the three and six months ended June 30, 2013, and operating losses of $7,006,283 and $10,512,295 during the three and six months ended June 30, 2012, respectively.  The company is also highly leveraged with $15,830,210 in senior debentures, $524,087 in demand notes, $300,000 in secured promissory notes and $1,400,000 in mortgage debt.  In addition, during the six months ended June 30, 2013 and 2012, we used cash of $970,283 and $2,962,611, respectively, in support of our operations. As more fully discussed in Note 6, we have material redemption requirements associated with our senior debentures and demand notes, due during the year ended December 31, 2013.  Since our inception, we have been substantially dependent upon funds raised through the sale of preferred stock and warrants to sustain our operating and investing activities.  These are conditions that raise substantial doubts about our ability to continue as a going concern for a reasonable period.

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

In order for the Company to meet the debt repayment requirements under the senior debentures and mortgage agreement, the Company will need to raise additional capital by refinancing its debt, raising equity capital or selling assets. Uncertainty in future credit markets may egatively impact the Company’s ability to access debt financing or to refinance existing indebtedness in the future on favorable terms, or at all. If additional capital is raised through the issuance of debt securities or other debt financing, the terms of such debt may include different financial covenants, restrictions, and financial ratios other than what the Company currently operates under. Any equity financing transaction could result in additional dilution to the Company’s existing stockholders.

During the first six months of 2013, the company received $400,000 as an additional advance on a promissory note on the mortgage from 1080 NW 163 Drive, LLC.  Notwithstanding the additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plan for the company generating profitable operations.  We cannot give any assurances regarding the success of management’s plan.  Our financial statements do not include any adjustments relating to recoverability of recorded assets or liabilities that may be necessary should we be unable to continue as a going concern.

On February 15, 2013 and April 10, 2013 we received additional advances of $100,000 and $75,000 from a third party investor. These advances are not evidenced by a formal promissory note, accrue interest at 8% per year, and were payable in full on June 9, 2013. These notes are now in default.

On May 31, 2013, the Company issued to Samer Bishay a $300,000 face value, 5% Secured Convertible Promissory Note, due December 1, 2013. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or non-cash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

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

On July 7, 2013, August 9, 2013, August 15, 2013 and August 22, 2013 we received $111,000, $55,000, $75,000, and $125,000 respectively, for working capital from an outside party. These notes are due on demand and are non-interest bearing. Interest will be imputed on these notes at current market rates.

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

Inventory

Inventories are recorded at the lower of cost or net realizable value.

	June 30,	December 31,
	2013	2012

Productive material, work in process and supplies	$788,126	$869,740
Finished products	402,503	598,034
Total	$1,190,629	$1,467,774

During the six months ended June 30, 2013 and for the year ended December 31, 2012, we evaluated our inventory for impairments in accordance with our lower of cost or net realizable value analyses. Based on our analysis no impairments were deemed necessary to our finished goods inventories.

At June 30, 2013, $220,776 of our finished goods inventory is held on consignment at one of our distributors.

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

Property and Equipment
Property, and equipment includes acquired assets, which consist of buildings, network equipment, telephone equipment, computer hardware, furniture, and software. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which ranges from three to thirty-five years.  The costs associated with major improvements are capitalized while the cost of maintenance and repairs is charged to operating expenses.

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

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software development costs shall be capitalized and subsequently reported at the lower of un-amortized cost or net realizable value. Development costs are amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. At this time our main products, the DUO, DUO II and DUOWIFI are being sold in the market place. Therefore, research and development cost reported in our financial statements relates to pre – marketing costs and are expensed accordingly.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Components of research and development:
Product development and engineering	$2,844	$39,888	$10,372	$57,737
Payroll and benefits	212,223	290,675	500,697	610,219
	$215,067	$330,563	$511,069	$667,956

Reclassification

Certain reclassifications have been made to prior quarter’s financial statements in order to conform to the current quarter’s presentation.

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

Loss per common share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2013 and 2012. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. We compute the effects on diluted loss per common share arising from warrant and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. If required, we compute the effects on diluted loss per common share arising from convertible securities using the if-converted method.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Numerator:
Basic and diluted – net loss	$(1,250,248)	$(7,006,283)	$(2,856,106)	$(10,512,293)

Denominator:
Basic and diluted weighted average shares outstanding	61,319,313	58,481,355	60,939,383	58,481,355

In May 2011, the FASB issued an update that amends the guidance provided in ASC Topic 820, Fair Value Measurement, by clarifying some existing concepts, eliminating wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changing some principles to achieve convergence between GAAP and IFRS. The update results in a consistent definition of fair value, establishes common requirements for the measurement of and disclosure about fair value between GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This update becomes effective in the second quarter of fiscal 2012. We do not expect the adoption of this update to have a material impact on our financial statements.

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

Income Taxes

We record our income taxes using the asset and liability method. Under this method, the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis are reflected as tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences reverse. Changes in these deferred tax assets and liabilities are reflected in the provision for income taxes. However, we are required to evaluate the recoverability of net deferred tax assets. If it is more likely than not that some portion of a net deferred tax asset will not be realized, a valuation allowance is recognized with a charge to the provision for income taxes. The net loss for the three and six months ended June 30, 2012 included $3,135,235 of losses related to the extinguishment of debt, a permanent timing difference for income tax purposes. There were no transactions leading to permanent timing difference for the three or six months ended June 30 2013.

Note 3 – Property and equipment

Property and equipment:

		June 30,	December 31,
	Life	2013	2012
Telecommunication equipment	7	$356,154	$356,154
Computer equipment	5	169,754	166,408
Building	35	2,448,364	2,448,364
Building improvements	10	86,442	81,342
Office equipment and furnishing	7	48,212	48,212
Purchased software	3	34,147	34,147
Land		270,000	270,000
Sub – total		3,413,073	3,404,627
Less: accumulated depreciation		(544,119)	(424,559)
Property and equipment, net		$2,868,954	$2,980,068

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices. Depreciation expense on the above assets was $59,808 and $119,560 for the three and six months ending June 30, 2013, respectively; and $47,556 and $93,342 for the three and six months ending June 30, 2012, respectively.

Note 4 - Intangible Assets

Intangible assets consist of following:

		June 30,	December 31,
	Life	2013	2012
Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	102,942	102,942
Finance cost	2	76,693	55,236
		1,003,681	982,224
Less accumulated amortization		(824,638)	(789,217)
Intangible assets, net		$179,043	$193,007

Amortization on the above assets was $17,711 and $35,422 for the three and six months ending June 30, 2013, respectively; and $17,398 and $34,171 for the three and six months ending June 30, 2012, respectively. The weighted average amortization period for the intangible assets is 18 years.

The estimated future amortization of intangible assets for each of the following years as of June 30, 2013, is as follows:

2013	35,423
2014	70,844
2015	3,750
Future years	69,026
Total	$179,043

Note 5 – Securities Option Agreement, Secured Convertible Debentures, Senior Debentures and Demand Notes

Mortgage promissory note:

On November 29, 2012, we borrowed $1,000,000 froma lender and in exchange, the Company issued a 12% promissory note and a mortgage and security agreement. The 12% promissory note, among other matters, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL  33169.

On January 11, 2013, we received an additional advance of $400,000 pursuant to its existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was endorsed by a promissory note, which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

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

Extension of Maturity Dates of Outstanding Non-Convertible Debentures:

On June 30, 2012, we entered into an agreement to modify our outstanding debentures solely to extend their maturity dates that originally ranged from June 30, 2012 to July 1, 2013 to December 31, 2013. There were no other material modifications to the debentures and the holders received no additional consideration to effect the modification. As a result of these modifications, we evaluated each debenture to determine whether the maturity extension constituted a substantial modification. Under current accounting standards, from a debtor’s perspective, a modification of a debt instrument is deemed equivalent to the exchange of debt instruments if the present value of the cash flows under the terms of the modified arrangement are at least 10 percent different from the present value of the remaining cash flows under the terms of the original debt instrument. In cases where the difference in cash flows exceeds this level, extinguishments accounting is prescribed. As a result of our calculations, we concluded that the present values, using the effective interest rates on the issuance dates, of our face value $5,266,130, $2,000,000, and $3,500,000 debentures exceeded the substantive threshold. Accordingly, the debentures were adjusted to their respective fair values of $6,150,160, $2,313,888, and $3,852,748 and a corresponding charge to income in the amount of $3,135,235 representing the extinguishment loss.

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

The carrying values our senior debentures and demand notes consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

2,000,000 face value 12% debenture, due December 31, 2013	$2,485,486	$2,398,153
$3,500,000 face value 12% debenture, due December 31, 2013	4,138,468	3,993,053
$5,266,130 face value 12% debenture, due December 31, 2013	6,606,256	6,374,130
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	500,000
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	500,000
$ 450,000 face value 10% debenture, due December 31, 2013	450,000	450,000
$1,150,000 advances on 10% debenture, due December 31, 2013	1,150,000	1,150,000
	$15,830,210	$15,365,336

Demand notes	$524,087	$275,000
5% Convertible Notes	300,000	-
Demand and 5% Convertible Notes	$824,087	$275,000

2011 Issuance of Non-Convertible Debentures

On August 8, 2011 and September 30, 2011, we issued face value $2,000,00012% debentures, due July 1, 2013,  and face value $3,500,00010% debentures, due June 30, 2012, respectively, for aggregate cash of $5,500,000.  Concurrent with these financing transactions we also issued the investor warrants to purchase an aggregate of 18,000,000 shares of our common stock for $0.50 for over a five year period.

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

On May 31, 2013, the Company issued to Samer Bishay a $300,000 face value, 5% Secured Convertible Promissory Note, due December 1, 2013. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or non-cash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

Subsequent to June 30, 2013, the Company issued convertible debt securities and entered into additional demand note agreements.

On July 7, 2013, August 9, 2013, August 15, 2013, August 22, 2013, September 9, 2013 and September 30, 2013, the Company received $111,000, $55,000, $75,000 and $125,000, $100,000 and $55,000, respectively, for working capital from an outside party. These notes are due on demand and are non-interest bearing. Interest will be imputed on these notes at current market rates.

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

Redeemable preferred stock consists of the following as of:	June 30, 2013	December 31, 2012
Series A Convertible Preferred Stock, par value $0.001 per share, stated value
    $10,000 per share; 500 shares issued and outstanding at June 30, 2013;
    redemption value $5,000,000, and 500 shares issued and outstanding at
    December 31, 2012; redemption value $5,000,000.

Initial carrying value	$13,246,609	$13,246,609
Accumulated accretion	(8,246,609)	(6,867,593)
Carrying values	$5,000,000	$6,379,016

Our Series A Convertible Preferred Stock became mandatory redeemable for cash of $5,000,000 on June 30, 2011. On that date, after negotiations with our preferred investors, we modified the underlying Certificate of Designation solely to extend the mandatory redemption date to July 1, 2013 (extended to December 31, 2013). In considering all facts and circumstances, including the changes in future cash flows and the fair value of the embedded conversion feature, we concluded that the modification to the Series A Convertible Preferred Stock was substantial, thus warranting accounting analogous to extinguishment accounting for debt wherein the fair value of the amended contracts replace the carrying value of the original contracts. The difference between those two amounts in the case of preferred stock is recorded in stockholders equity.

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

On February 24, 2010, we designated 500 shares of our authorized preferred stock as Series A Convertible Preferred Stock; par value $0.001 per share, stated value $10,000 per share (“Preferred Stock”). The Preferred Stock is redeemable for cash on June 30, 2011 at the stated value, plus accrued and unpaid dividends. Dividends accrue, whether or not declared, at a rate of 12% of the stated value. The Preferred Stock is convertible into common stock at the holder’s option at $0.25 based upon the stated value (20,000,000 linked common shares). Such conversion rate is subject to adjustment for traditional reorganizations and re-capitalization and in the event that we sell common stock or other equity-linked instruments below the conversion price. Holders of the Preferred Stock are entitled to a preference equal to the stated value, plus accrued and unpaid dividends. While the Preferred Stock is outstanding, holders vote the number of indexed common shares.

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

Note 7 – Conversion of Warrants to Common Shares

For the six months ended June 30, 2013, 4,231,832 warrants were converted into 1,057,958 common shares of Net Talk.com, Inc. The share price of Net Talk.Com, Inc. on the day of conversion was $0.12; resulting in a charge of $126,955 to the Statements of Comprehensive Income (Loss).

Note 8 – Commitment and Contingencies

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

On November 26, 2012, a supplier to the Client, Broadvox, LLC (“Broadvox”), filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, Case No.: CV-12-796095, alleging breach of contract by the Company and seeking damages of not less than $111,701 due to such alleged breach. The Company and Broadvox entered into a settlement agreement providing for the payment of all past due amounts. As of October 25, 2013 the company has a balance owing to Broadvox of approximately $10,000.

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
4.     October 24, 2013, NetTalk offered to settle the action by payment to DACS of $35,000 and by issuing to DACS approximately 144,000 NetTalk common shares.
5.     October 28, 2013, DACS offered to settle the action for $60,000 paid monthly in four equal installments. This offer is awaiting signatures from both parties.

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

ADP filed a lawsuit against the Company on or about September 1, 2013. The claim is for an amount not exceeding $89,000 for general damages for alleged breach of contract. The Company is in the process of settling this action.

Note 9 - Related party

At March 31, 2013, there was $25,000 Due to Officers, the amount is non-interest bearing and is due on demand. During the second quarter additional amounts totaling $66,272 was advanced to the Company as a short term loan. These amounts were repaid during the second quarter.

Note 10 – Subsequent events

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

Background

Company and Business

We are a Competitive Local Exchange Carrier (CLEC) which provides sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, smart phone and tablet applications and other similar type technologies. Our main products are the “DUO”; “DUO II” and the “DUO WIFI”.  The DUO WIFI and DUO II are presently sold and distributed to our customers. These products are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”).  The DUO WIFI allows users to use these services without an Ethernet cable plugged into the device.

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

State Telecommunication Regulation

We are also registered with the Florida Public Utilities Commission as a Competitive Local Exchange Carrier (“CLEC”) and Inter-exchange (“IXC”) Carrier.

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

Florida, as well as other states, also regulates providers of Inter-exchange Telecommunications (“IXC”). The Florida Public Service Commission includes the following as examples of IXC providers: (1) operator service providers; (2) resellers; (3) switchless re-billers; (4) multi-location discount aggregators; (5) prepaid debit card providers; and (5) facilities based inter-exchange carriers. Section 364.02(13) of the Florida Statutes requires IXCs to provide current contact information and a tariff to the Florida Public Service Commission.

We have been granted or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in twenty seven states, as follows:

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

Marketing

We have developed direct sales channels, as represented by web sites and toll free numbers.  Our direct sales channels are supported by highly integrated advertising campaigns across multiple media such as infomercials, television and other media channels. Our website is www.nettalk.com, our telephone number is (305) 621-1200 and our fax number is (305) 621-1201. We have also established a substantial presence in major retail outlets within the US and Canada.

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

Geographic Markets

Our primary geographic market is located within the contiguous United States and Canada, but our products also have a global reach. Our target audience is individual consumers and small businesses looking to lower their current cost of telecommunications.  We also expect to reach a large audience with our websites.   We hope that consumers will find our websites by doing an internet search for VoIP service providers. We will also use other means of advertising such as direct to consumer sales, ecommerce and wholesale sales to retail stores.

Results of Operations

For the Three and Six months ended June 30, 2013 compared to the corresponding periods in 2012

Revenues: Our revenues amounted to $1,442,832 and $2,996,098 for the three and six months ended June 30, 2013, respectively; and $1,495,676 and $2,551,997 for the three and six months ended June 30, 2012, respectively.  The increase in revenues relates to new products and increase in sales activities due to market penetration and sales to large retailers during the first quarter of 2013.

Cost of sales: Our cost of sales amounted to $1,231,051 and $2,580,635 for the three and six months ended June 30, 2013; and $1,506,457 and $2,918,753 for the three and six months ended June 30, 2012, respectively.  The decrease in cost of sales relates to production efficiencies and economies of scale.

Gross margin: Our gross margin (loss) amounted to $211,781 and $415,463 for the three and six months ended June 30, 2013, respectively; and ($10,781) and ($366,756) for the three and six months ended June 30, 2012, respectively. We expected our per unit manufacturing cost to decrease over time consistent with sales as we take advantages of economies of scale.  Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and marketing:  Our advertising and marketing expenses amounted to $59,200 and $152,312 for the three and six months ended June 30, 2013, respectively; and $271,600 and $700,843 for the three and six months ended June 30, 2012, respectively. These costs have decreased in 2013 as compared to 2012 due to a reduction in advertising spending.

Smartphone Application:  We released our Smartphone application during December of 2010.  The smart phone application continues to be one of the top downloaded apps in Canada.  We had more than 1,250,000 users of our application at June 30, 2013.

Compensation and Benefits: Our compensation and benefits expense amounted to $311,244 and $685,668 for the three and six months ended June 30, 2013 respectively; and $501,212 and $823,208 for the three and six months ended June 30, 2012, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.

Professional Fees: Our professional fees amounted to $97,239 and $211,424 for the three and six months ended June 30, 2013, respectively; and $125,447 and $267,082 for the three and six months ended June 30, 2012, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain relatively consistent with previous periods. As a publicly traded company, we will incur additional expenses associated with the services provided by our transfer agent and also with costs incurred for compliance with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of quarterly and annual reports, as well as, other reporting requirements required under the Exchange Act.

Depreciation and Amortization: Depreciation and amortization amounted to $77,519 and $154,982 for the three and six months ended June 30, 2013, respectively; and $64,594 and $127,513 for the three and six months ended June 30, 2012, respectively.  These amounts represent amortization of our long-lived intangible assets and depreciation of our long-lived tangible assets using straight-line methods and lives commensurate with the assets’ remaining utility. Our long-lived assets, both tangible and intangible, are subject to annual impairment review, or more frequently if circumstances so warrant. During the three months ended March 31, 2013, we did not calculate or record impairment charges. However, negative trends in our business and our inability to meet our projected future results could give rise to impairment charges in future periods.

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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Components of research and development:

Product development and engineering	$2,845	$39,888	$10,372	$57,737
Payroll and benefits	212,222	290,675	500,697	610,219
	$215,067	$330,563	$511,069	$667,956

General and Administrative Expenses: General and administrative expenses amounted to $450,982 and $933,398 for the three and six months ended June 30, 2013, respectively; and $953,691 and $1,509,181 for the three and six months ended June 30, 2012, respectively; consisting of general corporate expenses.

Our general and administrative expenses are made up of the following accounts:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Commissions	$77,080	$242,303	$195,047	$422,047
Rent and occupancy	-	53,287	-	134,392
Insurance	44,558	55,353	128,722	103,672
Taxes and licenses	60,280	36,985	85,550	57,742
Travel	4,255	42,486	17,540	112,366
Other	264,809	523,277	506,539	678,962
Total General and administrative expenses	$450,982	$953,691	$933,398	$1,509,181

Loss from operations: Loss from operations amounted to ($999,470) and ($2,233,390) for the three and six months ended June 30, 2013, respectively; and ($2,258,248) and ($4,462,539) for the three and six months ended June 30, 2012, respectively. Losses have been reduced in 2013 as compared to the corresponding periods in 2012, due to cost cutting measures implemented to reduce overhead and increase margins.

Interest Expense: Interest expense amounted to $353,015 and $724,954 for the three and six months ended June 30, 2013, respectively; and $1,612,800 and $2,914,769 for the three and six months ended June 30, 2012, respectively.  Included in these amounts is interest expense relating to our convertible debentures, the related amortization of premiums and discounts and the amortization of deferred finance costs.  Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method. Interest expense decreased for the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012 by $1,259,785 and $2,189,815, respectively. These decreases are primarily due to the modification of terms made to the Senior Debentures resulting in a $3,135,235 extinguishment of debt in the second quarter of 2012. For additional information please see the disclosure under the caption Extended maturity dates on existing Debentures.

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

Net loss applicable to common stockholders:

The net loss applicable to common stockholders amounted to ($1,250,248) and ($2,856,106) for the three and six months ended June 30, 2013, respectively; compared to ($7,006,283) and ($10,512,295) for the three and six months ended June 30, 2012, respectively.  Net loss applicable to common stockholders for the three and six months ended 2012, includes certain non-operating charges for derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These are non-cash, non-recurring items.

Net loss Per Common Share:

Basic income (loss) per common share represents our income (loss) applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share gives effect to all potentially dilutive securities. We compute the effect on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, our lines of credit, and access to financial markets. Our principal uses of cash are operating expenses, working capital requirements, capital expenditures, and repayment of debt. We believe our sources of liquidity, including cash flow from operations, existing cash and cash equivalents, and borrowing capacity under our credit facilities will be sufficient to meet our projected cash requirements. We will monitor our capital requirements thereafter to ensure our needs are in line with available capital resources.

Cash Flows

As of June 30, 2013, our cash and cash equivalents totaled $105,055; and accounts receivable, net of allowance for doubtful accounts, totaled $87,226, compared to $96,347 and $472,233, respectively, on December 31, 2012. As of June 30, 2013, our accounts payable accrued dividends, and accrued liabilities were $2,419,461, $1,601,116, and $978,055, respectively, compared to $2,211,622, $1,301,116, and $477,743, respectively, on December 31, 2012. Also, as of June 30, 2013, we had senior debentures, promissory notes and demand notes payable of $15,830,210, $300,000 and $524,087 respectively; compared to senior debentures of $15,365,336 and demand notes of $275,000, respectively, on December 31, 2012. Our largest operating expenditure currently consists of payroll for approximately $300,000 per month.

Operating activities
For the six months ended June 30, 2013, net cash used in operating activities amounted to $910,475 primarily attributable to net losses of $2,856,106 partly offset by a decrease of $385,007 in accounts receivable, a net increase in deferred revenue and the related amortization of $270,121, and non-cash charges of $619,856 related to depreciation and discount amortization. Operating expenses were affected by increased telecommunication expenses, research and development expenses related to new products, marketing expenses, travel expenses incurred to visit manufacturing facilities in China, and increases in wage and other general and administrative expenses, due to new hires.

For the six months ended June 30, 2012, net cash used in operating activities amounted to $2,962,611 primarily attributable to net losses of $10,512,295 partially reduced by a non-cash charge of $3,135.235 for the extinguishment of debt related to the modification of the Senior Debentures; and a non-cash charge of $2,886,396 related to a fair value adjustment for derivative warrants; an increase in accounts payable of $738,963 and a net increase in deferred revenues of $549,033.

Investing activities

For the six months ended June 30, 2013, net cash used in investing activities amounted to $29,904 primarily resulting from cash used for expenditures on intangible assets.

For the six months ended June 30, 2012, net cash used in investing activities amounted to $176,493 primarily resulting from cash used for the purchase of telecommunications equipment.

Financing activities

For the six months ended June 30, 2013, net cash provided by financing activities amounted to $949,087 primarily attributable to proceeds from additional financing activities on the 12% mortgage payable. On February 15, 2013 and April 10, 2013, we received an additional advance of $100,000 from an unrelated third party. These advances are not evidenced by a formal promissory note, accrues interest at 8% per year, and was payable in full on June 9, 2013. These notes are now in default. On February 19, 2013, the Company’s CEO advanced the Company $25,000. During the second quarter the Company’s CEO made additional advances of $66,272. These advances were for working capital and are not evidenced by a formal promissory note, are non-interest bearing and are due on demand. These advances were repaid in full during the second quarter of 2013. On March 31, 2013, we had restricted cash of $115,530.

On May 31, 2013, the Company issued to Samer Bishay a $300,000 face value, 5% Secured Convertible Promissory Note, due December 1, 2013. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or non-cash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

On April 22, 2013 and May 3, 2013 the Company received advances from Vicis in the amount of $50,000 and $25,000, respectively, both due on demand. These advances are not evidenced by a formal promissory note.

For the six months ended June 30, 2012, net cash provided by financing activities amounted to $1,640,143 primarily attributable to proceeds from the sale of debentures for $1,450,000 and the issuance of common stock under the employee stock option plan for $190,143.

Subsequent to the end of the second quarter the Company entered into various financing agreements described below:

On July 15, 2013, the Company issued to Samer Bishay a $200,000 face value, 5% Secured Convertible Promissory Note, due January 15, 2014. This note is convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 2,500,000 common shares. This note has a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or non-cash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

On August 9, 2013, August 14, 2013 and September 3, 2013, the Company’s CEO advanced the Company $5,000, $20,000, and $25,000 respectively. These advances are for working capital and are not evidenced by a formal promissory note, are non-interest bearing and are due on demand. Interest will be imputed on these notes at current market rates.

On July 7, 2013, August 9, 2013, August 15, 2013 and August 22, 2013 the Company received $111,000, $55,000, $75,000, and $125,000 respectively, for working capital from an outside party. These notes are due on demand and are non-interest bearing. Interest will be imputed on these notes at current market rates.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30, 2013:

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

Changes in Internal Controls.

During the six months ended June 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 26, 2012, a supplier to the Client, Broadvox, LLC (“Broadvox”), filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, Case No.: CV-12-796095, alleging breach of contract by the Company and seeking damages of not less than $111,701 due to such alleged breach. The Company and Broadvox entered into a settlement agreement providing for the payment of all past due amounts. As of October 25, 2013 the company has a balance owing to Broadvox of approximately $10,000.

A Statement of Claim was served by DACS Marketing & Sponsorship Inc. on NetTalk.com Inc. on June 20, 2012. The claim is for $125,834.21 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract. A Statement of Defense was delivered on behalf of the Company on August 31, 2012, denying all claims.

The following offers to settle have been made by the parties but to date, the parties have not accepted any proposed offers:

1.	November 7, 2012, NetTalk offered to settle the action by payment to DACS of $5,000.
2.	December 18, 2012, DACS offered to settle the action by NetTalk paying to DACS the sum of $85,000.
3.	December 27, 2012, NetTalk offered to settle the action by payment to DACS of $10,000.
4.	October 24, 2013, NetTalk offered to settle the action by payment to DACS of $35,000 and by issuing to DACS approximately 144,000 NetTalk common shares.
5.	October 28, 2013, DACS offered to settle the action for $60,000 paid monthly in four equal installments. This offer is awaiting signatures from both parties.

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

ADP filed a lawsuit against the Company on or about September 1, 2013. The claim is for an amount not exceeding $89,000 for general damages for alleged breach of contract. The Company is in the process of settling this action.

Item 1A. Risk Factors

For the quarter ended June 30, 2013, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K.

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

101.
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Statement of Operations for the six and three months ended June 30, 2013 and 2012, (iii) Condensed Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements*.

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

NetTalk.com, Inc.

Date: October 29, 2013	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

