Form 10-Q
period 2013-09-30
NET TALK.COM, INC.
filed 2013-11-12
CIK 1383825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

The Registrant had 61,319,313 shares of Common Stock, par value $0.001 per share, outstanding as of October 31, 2013.

NET TALK.COM, INC.
FORM 10-Q QUARTERLY REPORT
QUARTER ENDED SEPTEMBER 30, 2013

NET TALK.COM, INC.
Balance Sheet

	September 30, 2013	December 31, 2012
	Un-audited
Assets
Current assets:
Cash and cash equivalents	$120,848	$96,347
Restricted cash	115,530	115,259
Accounts receivable, net	176,741	472,233
Inventory	1,146,366	1,467,774
Prepaid expenses and other current assets	163,072	284,908
Total current assets	1,722,557	2,436,521
Property and equipment, net	2,810,276	2,980,068
Intangible assets, net	173,463	193,007
Other assets	27,255	37,253
Total assets	$4,733,551	$5,646,849
Liabilities and Equity
Current liabilities:
Accounts payable	$2,217,148	$2,211,622
Accrued dividends	1,601,116	1,301,116
Accrued liabilities	1,081,838	477,743
Deferred revenue	1,938,501	2,246,052
Senior debentures	16,068,911	15,365,336
Demand and 5% convertible notes	1,570,087	275,000
Total current liabilities	24,477,601	21,876,869
Mortgage payable	1,400,000	1,000,000
Total liabilities	25,877,601	22,876,869
Redeemable preferred stock, $.001 par value, 10,000,000 shares authorized, 500 issued and outstanding as of September 30, 2013 and December 31, 2012.	5,000,000	6,379,016

Stockholders’ deficit
Common stock, $.001 par value
Authorized: 300,000,000 shares
Issued: 61,319,313 shares at September 30, 2013
60,251,355 shares at December 31, 2012	61,318	60,260
Additional paid in capital	34,289,332	33,084,420
Retained (deficit)	(60,494,700)	(56,753,716)
Total stockholders' deficit	(26,144,050)	(23,609,036)

Total liabilities, redeemable preferred stock and stockholders' deficit	$4,733,551	$5,646,849

See accompanying notes to financial statements.

NETTALK.COM INC
Statement of Operations and Comprehensive Income (Loss)
For the nine and three months ended September 30, 2013 and 2012
(Un-audited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Revenues, net	$1,491,404	$1,538,776	$4,413,763	$4,091,280
Cost of revenues	1,107,261	1,531,699	3,687,895	4,450,452

Gross margin	384,143	7,077	725,868	(359,172)

Expenses
Advertising and marketing	54,888	144,753	207,200	845,596
Compensation and benefits	336,088	430,969	1,021,756	1,254,177
Professional fees	87,126	216,278	298,550	483,360
Depreciation and amortization	70,843	65,840	225,825	193,353
Research and development	252,641	284,912	763,711	952,868
General and administrative expenses	328,158	616,799	1,261,555	2,126,487
Total operating expenses	1,129,744	1,759,551	3,778,597	5,855,841
Loss from operations	(745,601)	(1,752,474)	(3,052,729)	(6,215,013)
Other income (expenses):
Other income	226,145	-	402,122	-
Interest income	-	-	-	248
Interest expense	(365,423)	(289,067)	(1,090,377)	(3,203,835)
Extinguishment of debt	-	-	-	(3,135,235)
Total other (expense)	(139,278)	(289,067)	(688,255)	(6,338,823)
Loss before income tax	(884,879)	(2,041,541)	(3,740,984)	(12,553,836)
Income tax (expense) benefit	-	-	-	-

Net loss and comprehensive loss	$(884,879)	$(2,041,541)	$(3,740,984)	$(12,553,836)

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.06)	$(0.26)

See accompanying notes to financial statements.

Net Talk.Com, Inc
Statements of Cash Flows
(Un-audited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,740,984)	$(12,553,836)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	225,825	193,353
Amortization of discount on debt	703,575	-
Amortization of deferred revenue	(3,599,628)	(2,810,301)
Exercise of net share settled warrants	126,955	-
Extinguishment of debt	-	3,135,235
Derivative fair value adjustment	-	2,958,561
Changes in operating assets and liabilities :
Restricted cash	(271)	(16,382)
Accounts receivable	295,492	45,065
Inventories	321,408	685,414
Prepaid expenses and other assets	131,835	26,709
Deferred revenues	3,292,077	3,374,913
Accounts payable	5,526	849,265
Accrued liabilities	604,093	370,024
Net cash used in operating activities	(1,634,097)	(3,741,980

Cash Flows From Investing Activities
Purchase of property and equipment	(8,446)	(192,880)
Investment in intangible assets	(28,043)	-
Net cash used in investing activities	(36,489)	(192,880)

Cash Flows From Financing Activities
Borrowings
Proceeds senior debentures	-	2,400,000
Proceeds from 5% convertible debt & demand notes	1,407,272	-
Proceeds from mortgage note	400,000	-
Payment of Demand loans	(112,185)	-
Issue of common stock	-	220,243
Net cash provided by financing activities	1,695,087	2,620,243
Net Decrease in Cash and Cash Equivalents	24,501	(1,314,617)

Cash and cash equivalents - beginning of period	96,347	1,539,263
Cash and cash equivalents - end of period	$120,848	$224,646

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the nine months ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

The balance sheet as of December 31, 2012 was derived from financial statements included in our 2012 Annual Report on Form 10-K but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with our December 31, 2012 consolidated financial statements included in our 2012 Annual Report on Form 10-K and the notes to the financial statements included therein, filed with the Securities and Exchange Commission.

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

  Risk factors

Our Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Annual Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include, but are not limited to, those set forth below.

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

We recorded net losses of $884,879 and $3,740,984 for the three and nine months ended September 30, 2013, respectively; and net losses of $14,715,006 and $28,249,635, for the years ended December 31, 2012 and 2011, respectively; net losses of $1,367,216 for the three months ended December 31, 2010 and for fiscal year ended September 30, 2010 we recorded net losses of $6,399,963. As of September 30, 2013, we were indebted for $16,068,911 in current senior debentures, $1,070,087 in demand notes, $500,000 in 5% Secured Convertible Promissory Notes and $1,400,000 in long term mortgage debt.

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

Going concern and management’s plans:

The presentation of financial statements in accordance with GAAP contemplates that operations will be sustained for a reasonable period. However, we have incurred operating losses of $884,879 and $3,740,984 during the three and nine months ended September 30, 2013, and operating losses of $2,041,541 and $12,553,836 during the three and nine months ended September 30, 2012, respectively. The company is also highly leveraged with $16,068,911 in senior debentures, $1,070,087 in demand notes, $500,000 in 5% Secured Convertible Promissory Notes and $1,400,000 in mortgage debt. In addition, during the nine months ended September 30, 2013 and 2012, we used cash of $1,634,097 and $3,741,980, respectively, in support of our operations. As more fully discussed in Note 5, we have material redemption requirements associated with our senior debentures and demand notes, due during the year ended December 31, 2013. Since our inception, we have been substantially dependent upon funds raised through the sale of preferred stock and warrants to sustain our operating and investing activities. These are conditions that raise substantial doubts about our ability to continue as a going concern for a reasonable period.

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

During the first nine months of 2013, the company received $400,000 as an additional advance on a promissory note on the mortgage from 1080 NW 163 Drive, LLC. Notwithstanding the additional funding, our ability to continue as a going concern for a reasonable period is dependent upon achieving our management’s plan for the company generating profitable operations. We cannot give any assurances regarding the success of management’s plan. Our financial statements do not include any adjustments relating to recoverability of recorded assets or liabilities that may be necessary should we be unable to continue as a going concern.

During the nine months ended September 30, 2013, the Company has issued $500,000 of convertible debt, and received advances, payable on demand, of approximately $795,000 from various third parties. These advances are used to fund operations, the majority of which are not evidenced by formal promissory notes.
Subsequent to September 30, 2013, the Company received additional advances totaling $215,000, which is being used to fund operations.
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

Accounts receivables

In December 2011, we entered into an accounts receivable factoring arrangement with a financial institution (the “Factor”). Pursuant to the terms of this arrangement, from time to time we did sell to the Factor certain of our accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor then remitted 80% of the accounts receivable balance, with the remaining balance, less fees to be forwarded once the Factor collected the full accounts receivable balance from the customer. Factoring fees ranged from 7.3% to 9% of the face value of the invoice factored, determined by the number of days required for collection of the invoice. We used this factoring arrangement periodically to assist with general working capital requirements.

We also granted to the factor, as security then present and future obligations owing to factor, a security interest in all of our existing and later acquired receivables. On September 26, 2013, the Company elected to terminate the “Factoring Agreement” based on the specified contractual terms.

Inventory

Inventories are recorded at the lower of cost or net realizable value.

	September 30,	December 31,
	2013	2012
Productive material, work in process and supplies	$774,566	$869,740
Finished products	371,800	598,034
Total	$1,146,366	$1,467,774

During the nine months ended September 30, 2013 and for the year ended December 31, 2012, we evaluated our inventory for impairments in accordance with our lower of cost or net realizable value analyses. Based on our analysis no impairments were deemed necessary to our finished goods inventories.

At September 30, 2013, $210,665 of our finished goods inventory is held on consignment at one of our distributors.

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

Derivative financial instruments, as defined in ASC 815-10-15-83, “Derivatives and Hedging”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

Property and Equipment

Property and equipment includes acquired assets, which consist of buildings, network equipment, telephone equipment, computer hardware, furniture, and software. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which ranges from three to thirty-five years. The costs associated with major improvements are capitalized while the cost of maintenance and repairs is charged to operating expenses.

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

Revenue Recognition

We derive revenue from (i) product sales and (ii) telecom services. All revenues are recognized in accordance with ASC 605, “Revenue Recognition” and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and finally when we have concluded that amounts are collectible from the customers. Shipping costs billed to customers are included as a component of product sales; with the associated cost of shipping included as a component in cost of product sales.

Operating revenue consists of customer equipment sales of our products, the NetTalk DUO (“DUO”); DUO II and DUO WIFI, telecommunication service revenues and shipping and handling revenues.

Our DUO products provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included in the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our DUO products are fully recognized at the time of our customer equipment sale, and the telephone service is amortized over the relevant service period of 3, 6 or 12 months. Subsequent renewals of the annual telephone service are amortized over the relevant service period.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Components of research and development:
Product development and engineering	$2,079	$9,565	$12,451	$90,485
Payroll and benefits	250,562	275,347	751,260	862,383
	$252,641	$284,912	$763,711	$952,868

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

Loss per common share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2013 and 2012. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. We compute the effects on diluted loss per common share arising from warrant and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. If required, we compute the effects on diluted loss per common share arising from convertible securities using the if-converted method.

The following table represents a reconciliation of the net income and weighted average shares outstanding for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Numerator:
Basic and diluted – net loss	$(884,879)	$(2,041,541)	$(3,740,984)	$(12,553,836)

Denominator:
Basic and diluted weighted average shares outstanding	61,319,313	47,686,425	61,067,418	47,686,425

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

In April 2013, the FASB issued ASU 2013-04, Liabilities, (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 will be effective for the Company’s fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 is not expected to have a material effect on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11). ASU 2013-13 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss (“NOL”), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis- allowance of a tax position. ASU 2013-11 will be effective for the Company’s fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s financial statements.

Income Taxes

We record our income taxes using the asset and liability method. Under this method, the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis are reflected as tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences reverse. Changes in these deferred tax assets and liabilities are reflected in the provision for income taxes. However, we are required to evaluate the recoverability of net deferred tax assets. If it is more likely than not that some portion of a net deferred tax asset will not be realized, a valuation allowance is recognized with a charge to the provision for income taxes. The net loss for the three and Nine months ended September 30, 2012 included $3,135,235 of losses related to the extinguishment of debt, a permanent timing difference for income tax purposes. As of September 30, 2013, the company’s net-operating loss carry forward available is $39,231,604, which can be used to offset taxable income, subject to certain limitations.

Note 3 – Property and equipment

Property and equipment:

		September 30,	December 31,
	Life	2013	2012
Telecommunication equipment	7	$356,154	$356,154
Computer equipment	5	169,754	166,408
Building	35	2,448,364	2,448,364
Building improvements	10	86,442	81,342
Office equipment and furnishing	7	48,212	48,212
Purchased software	3	34,147	34,147
Land		270,000	270,000
Sub – total		3,413,073	3,404,627
Less: accumulated depreciation		(602,797)	(424,559)
Property and equipment, net		$2,810,276	$2,980,068

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) located in Miami, Florida, as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices. Depreciation expense on the above assets was $58,678 and $178,238 for the three and nine months ending September 30, 2013, respectively; and $48,129 and $141,471 for the three and nine months ending September 30, 2012, respectively.

Note 4 - Intangible Assets

Intangible assets consist of following:

		September 30,	December 31,
	Life	2013	2012

Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	102,942	102,942
Finance cost	2	83,279	55,236
		1,010,267	982,224
Less accumulated amortization		(836,804)	(789,217)
Intangible assets, net		$173,463	$193,007

Amortization on the above assets was $12,165 and $47,587 for the three and nine months ending September 30, 2013, respectively; and $17,711 and $51,882 for the three and nine months ending September 30, 2012, respectively. The weighted average amortization period for the intangible assets is 6 years.

The estimated future amortization of intangible assets for each of the following years as of September 30, 2013, is as follows:

2013	$23,258
2014	77,429
2015	3,750
Future years	69,026
Total	$173,463

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

On January 11, 2013, we received an additional advance of $400,000 pursuant to its existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was evidenced by a promissory note, which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

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

Extension of Maturity Dates of Outstanding Non-Convertible Debentures:

On June 30, 2012, we entered into an agreement to modify our outstanding debentures solely to extend their maturity dates that originally ranged from September 30, 2012 to July 1, 2013 to December 31, 2013. There were no other material modifications to the debentures and the holders received no additional consideration to effect the modification. As a result of these modifications, we evaluated each debenture to determine whether the maturity extension constituted a substantial modification. Under current accounting standards, from a debtor’s perspective, a modification of a debt instrument is deemed equivalent to the exchange of debt instruments if the present value of the cash flows under the terms of the modified arrangement are at least 10 percent different from the present value of the remaining cash flows under the terms of the original debt instrument. In cases where the difference in cash flows exceeds this level, extinguishments accounting is prescribed. As a result of our calculations, we concluded that the present values, using the effective interest rates on the issuance dates, of our face value $5,266,130, $2,000,000, and $3,500,000 debentures exceeded the substantive threshold. Accordingly, the debentures were adjusted to their respective fair values of $6,150,160, $2,313,888, and $3,852,748 and a corresponding charge to income in the amount of $3,135,235 representing the extinguishment loss.

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

The carrying values our senior debentures and demand notes consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
2,000,000 face value 12% debenture, due December 31, 2013	$2,530,338	$2,398,153
$3,500,000 face value 12% debenture, due December 31, 2013	4,213,150	3,993,053
$5,266,130 face value 12% debenture, due December 31, 2013	6,725,423	6,374,130
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	500,000
$ 500,000 face value 10% debenture, due December 31, 2013	500,000	500,000
$ 450,000 face value 10% debenture, due December 31, 2013	450,000	450,000
$1,150,000 advances on 10% debenture, due December 31, 2013	1,150,000	1,150,000
	$16,068,911	$15,365,336

Demand notes	$1,070,087	$275,000
5% Convertible Notes	500,000	-
Demand and 5% Convertible Notes	$1,570,087	$275,000

2011 Issuance of Non-Convertible Debentures

On August 8, 2011 and September 30, 2011, we issued face value $2,000,000 12% debentures, due July 1, 2013, and face value $3,500,00010% debentures, due June 30, 2012, respectively, for aggregate cash of $5,500,000. Concurrent with these financing transactions we also issued the investor warrants to purchase an aggregate of 18,000,000 shares of our common stock for $0.50 for over afive year period.

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

September 30, 2011 Financing, Debt Settlement, and Accrued Interest Settlement

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

We allocated the gross proceeds from the financing transaction to the debentures and the warrants based upon their relative fair values, as reflected in the following table:

		Relative
	Fair Values	Fair Values
$5,000,000 face value of debentures	$5,340,195	$2,029,536
Warrants to purchase 20,000,000 shares of common stock	7,816,000	2,970,464
	$13,156,195	$5,000,000

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

2013 Convertible Debt and Demand Notes

During the first and second quarters, we received advances of $175,000 from a third party. This advance is not evidenced by a formal promissory note. This additional advance accrues interest at 8% per year, and was payable in full on June 9, 2013. This note is now in default.

On May 31, and July 15, 2013, the Company issued to Samer Bishay 5% Secured Convertible Promissory Notes with a face value of $300,000 and $200,000, respectively. These notes are due on December 1, 2013 and January 15, 2014, respectively, and are convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 and 2,500,000 common shares, respectively. These notes have a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.

During the third quarter the Company received $521,000, for working capital from an outside party. These notes are due on demand and are non-interest bearing. Interest will be imputed on these notes at current market rates.

During the three and nine months ended September 30, 2013, the Company’s CEO made advances to the Company $45,000 and $136,272, respectively. These advances are not evidenced by a formal promissory note, are for working capital, are non-interest bearing and are due on demand. Interest will be imputed on these notes at current market rates. As of September 30, 2013, the balance owed is approximately $25,000.

Subsequent to September 30, 2013, the Company received additional advances totaling $215,000, which is being used to fund operations.

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

Redeemable preferred stock consists of the following as of:	June 30,	December 31,
	2013	2012
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

The following table reflects the allocation of the purchase price on the financing date:

Allocation:	October 25,	February 24,
	2010	2010
Redeemable preferred Stock	$624,000	$-
Warrants	936,000	5,062,800
Compound embedded derivative	440,000	4,260,000
Derivative loss, included in derivative income (expense)	-	(6,322,800)
	$2,000,000	$3,000,000

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

Note 7 – Conversion of Warrants to Common Shares

For the nine months ended June 30, 2013, 4,231,832 warrants were converted into 1,057,958 common shares of Net Talk.com, Inc. The share price of Net Talk.Com, Inc. on the day of conversion was $0.12; resulting in a charge of $126,955 included within general and administrative expenses in the Statements of Operations and Comprehensive Income (Loss).

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

The following offers to settle have been made by the parties, but to date, no agreements have been signed.

1.	November 7, 2012, NetTalk offered to settle the action by payment to DACS of $5,000.
2.	December 18, 2012, DACS offered to settle the action by NetTalk paying to DACS the sum of $85,000.
3.	December 27, 2012, NetTalk offered to settle the action by payment to DACS of $10,000.
4.	October 24, 2013, NetTalk offered to settle the action by payment to DACS of $35,000 and by issuing to DACS approximately 144,000 NetTalk common shares.
5.	October 29, 2013, DACS and NetTalk agreed to settle the action for $60,000 paid monthly in four equal installments.

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

Note 9 - Related party

At September 30, 2013, there was approximately $25,000 Due to Officers, the amount is non-interest bearing and is due on demand. During the first, second and third quarters of 2013, amounts totaling $137,185 was advanced to the Company as a short term loan. Of these amounts $112,185 was repaid during the second and third quarters.

Note 10 – Change of auditors

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

Results of Operations

For the Three and Nine months ended September 30, 2013 compared to the corresponding periods in 2012

Revenues: Our revenues amounted to $1,491,404 and $4,413,763 for the three and nine months ended September 30, 2013, respectively; and $1,538,776 and $4,091,280 for the three and nine months ended September 30, 2012, respectively. The increase in revenues relates to new products and increase in sales activities due to market penetration and sales to large retailers during the first quarter of 2013.

Cost of sales: Our cost of sales amounted to $1,107,261 and $3,687,895 for the three and nine months ended September 30, 2013; and $1,531,699 and $4,450,452 for the three and nine months ended September 30, 2012, respectively. The decrease in cost of sales relates to production efficiencies and economies of scale.

Gross margin: Our gross margin (loss) amounted to $384,143 and $725,868 for the three and nine months ended September 30, 2013, respectively; and $7,077 and ($359,172) for the three and nine months ended September 30, 2012, respectively. We expected our per unit manufacturing cost to decrease over time consistent with sales as we take advantages of economies of scale. Further, we are working with call terminating vendors to reduce our price per minute costs, which we expect to be much lower as we expand our subscriber base and take advantage of economies of scale and other opportunities.

Advertising and marketing: Our advertising and marketing expenses amounted to $54,888 and $207,200 for the three and nine months ended September 30, 2013, respectively; and $144,753 and $845,596 for the three and nine months ended September 30, 2012, respectively. These costs have decreased in 2013 as compared to 2012 due to a reduction in advertising spending.

Smartphone Application: We released our Smartphone application during December of 2010. The smart phone application continues to be one of the top downloaded apps in Canada. We had more than 1,200,000 users of our application at September 30, 2013.

Compensation and Benefits: Our compensation and benefits expense amounted to $336,088 and $1,021,756 for the three and nine months ended September 30, 2013 respectively; and $430,969 and $1,254,177 for the three and nine months ended September 30, 2012, respectively. This amount represents normal salaries and wages paid to management members and employees including marketing and administrative functions.

Professional Fees: Our professional fees amounted to $87,126 and $298,550 for the three and nine months ended September 30, 2013, respectively; and $216,278 and $483,360 for the three and nine months ended September 30, 2012, respectively. This amount includes normal payments and accruals for legal, accounting and other professional services. Our costs associated with legal and accounting fees will remain relatively consistent with previous periods. As a publicly traded company, we will incur additional expenses associated with the services provided by our transfer agent and also with costs incurred for compliance with the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). This involves the preparation and filing of quarterly and annual reports, as well as, other reporting requirements required under the Exchange Act.

Depreciation and Amortization: Depreciation and amortization amounted to $70,843 and $225,825 for the three and nine months ended September 30, 2013, respectively; and $65,840 and $193,353 for the three and nine months ended September 30, 2012, respectively. These amounts represent amortization of our long-lived intangible assets and depreciation of our long-lived tangible assets using straight-line methods and lives commensurate with the assets’ remaining utility.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Components of research and development:

Product development and engineering	$2,079	$9,565	$12,451	$90,845
Payroll and benefits	250,562	275,347	751,260	862,023
	$252,641	$284,912	$763,711	$952,868

General and Administrative Expenses: General and administrative expenses amounted to $328,158 and $1,261,555 for the three and nine months ended September 30, 2013, respectively; and $616,799 and $2,126,487 for the three and nine months ended September 30, 2012, respectively; consisting of general corporate expenses.

Our general and administrative expenses are made up of the following accounts:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Commissions	$3,452	$131,232	$281,961	$553,279
Rent and occupancy	-	-	-	134,392
Insurance	44,558	94,837	171,951	198,509
Taxes and licenses	60,280	60,254	171,968	117,996
Travel	4,255	40,439	25,525	152,805
Other	215,613	290,037	610,150	969,506
Total General and administrative expenses	$328,158	$616,799	$1,261,555	$2,126,487

Loss from operations: Loss from operations amounted to ($745,601) and ($3,052,729) for the three and nine months ended September 30, 2013, respectively; and ($1,752,474) and ($6,215,013) for the three and nine months ended September 30, 2012, respectively. Losses have been reduced in 2013 as compared to the corresponding periods in 2012, due to cost cutting measures implemented to reduce overhead and increase margins.

Interest Expense: Interest expense amounted to $365,423 and $1,090,377 for the three and nine months ended September 30, 2013, respectively; and $289,067 and $3,203,835 for the three and nine months ended September 30, 2012, respectively. Included in these amounts is interest expense relating to our convertible debentures, the related amortization of premiums and discounts and the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method. Interest expense increased by $76,356 for the three months ended September 2013, as compared to the corresponding period in 2012 due to an increase in interest expense on convertible debt and demand loans of $23,421 and an increase in interest expense on the senior debentures of $52,935.

Interest expense decreased by $2,113,458 for the nine months ended September 30, 2013, as compared to the corresponding period in 2012. Included in these amounts is interest expense relating to our convertible debentures, the related amortization of premiums and discounts and the amortization of deferred finance costs. Aggregate premiums continue to be credited to interest expense over the term of the debentures using the effective interest method. These decreases are primarily due to the modification of terms made to the Senior Debentures resulting in a $3,135,235 extinguishment of debt in the second quarter of 2012, partially mitigated by an increase in convertible debt and demand loans during the nine month period. Convertible debt and demand loans increased $1,570,087 resulting in an increase in interest expense of $386,749. For additional information please see the disclosure under the caption Extended maturity dates on existing Debentures.

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

Net loss applicable to common stockholders:

The net loss applicable to common stockholders amounted to ($884,879) and ($3,740,984) for the three and nine months ended September 30, 2013, respectively; compared to ($2,041,541) and ($12,553,836) for the three and nine months ended September 30, 2012, respectively. Net loss applicable to common stockholders for the three and nine months ended 2012, includes certain non-operating charges for derivative income or loss associated with the valuation of debentures, embedded conversion features and warrants and debt extinguishment expense. These are non-cash, non-recurring items.

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

Cash Flows

As of September 30, 2013, our cash and cash equivalents totaled $120,848; and accounts receivable, net of allowance for doubtful accounts, totaled $176,741, compared to $96,347 and $472,233, respectively, on December 31, 2012. As of September 30, 2013, our accounts payable accrued dividends, and accrued liabilities were $2,217,148, $1,601,116, and $1,081,839, respectively, compared to $2,211,622, $1,301,116, and $477,743, respectively, on December 31, 2012. Also, as of September 30, 2013, we had senior debentures, convertible notes and demand notes payable of $16,068,911, $500,000 and $1,070,087 respectively; compared to senior debentures of $15,365,336 and demand notes of $275,000, respectively, on December 31, 2012.

Operating activities

For the nine months ended September 30, 2013, net cash used in operating activities amounted to $1,634,097 primarily attributable to net losses of $3,740,984 partly offset by decreases of $295,492 and $321,408 in accounts receivable and inventory, respectively, an increase in deferred revenue of $3,292,077 and offest by amortization of ($3,599,628), and non-cash charges of $929,400 related to depreciation and discount amortization. Operating expenses were affected by increased telecommunication expenses, research and development expenses related to new products, marketing expenses, travel expenses incurred to visit manufacturing facilities in China, and increases in wage and other general and administrative expenses, due to new hires.

For the nine months ended September 30, 2012, net cash used in operating activities amounted to $3,741,980 primarily attributable to net losses of $12,553,836 partially reduced by non-cash charges for $3,135,235 for the extinguishment of debt related to the modification of the Senior Debentures; and $2,958,561 related to a fair value adjustment for derivative warrants; decreases in inventory of $685,414, increase in accounts payable, accrued liabilities and accrued dividends of $849,265 and $370,024, respectively; as well as an increase in deferred revenues of $3,374,913 and partially offest by amortization of ($2,810,301).

Investing activities

For the nine months ended September 30, 2013, net cash used in investing activities amounted to $36,489 primarily resulting from cash used for expenditures on intangible assets.

For the nine months ended September 30, 2012, net cash used in investing activities amounted to $192,880 primarily resulting from cash used for the purchase of telecommunications equipment.

Financing activities

For the nine months ended September 30, 2013, net cash provided by financing activities amounted to $1,695,087 primarily attributable to $400,000 proceeds from additional financing activities on the 12% mortgage payable; issuances of convertible debt instruments for $500,000, and issuance of demand loans for $907,272. The details of these transactions are more particularly described below:

During the first and second quarters, we received advances of $175,000 from a third party. This advance is not evidenced by a formal promissory note. This additional advance accrues interest at 8% per year, and was payable in full on June 9, 2013. This note is now in default.

On May 31, and July 15, 2013, the Company issued to Samer Bishay 5% Secured Convertible Promissory Notes with a face value of $300,000 and $200,000, respectively. These notes are due on December 1, 2013 and January 15, 2014, respectively, and are convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 and 2,500,000 common shares, respectively. These notes have a second priority interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment.
During the third quarter the Company received $521,000, for working capital from an outside party. These notes are due on demand and are non-interest bearing. Interest will be imputed on these notes at current market rates.

During the three and nine months ended September 30, 2013, the Company’s CEO made advances to the Company $45,000 and $136,272, respectively. These advances are not evidenced by a formal promissory note, are for working capital, are non-interest bearing and are due on demand. Interest will be imputed on these notes at current market rates. As of September 30, 2013, the balance owed is approximately $25,000.

On September 30, 2013, we had restricted cash of $115,530.

For the nine months ended September 30, 2012, net cash provided by financing activities amounted to $2,620,243 primarily attributable to proceeds from the sale of debentures for $2,400,000 and the issuance of common stock under the employee stock option plan for $220,243.

Subsequent to the end of the third quarter the Company entered into various financing agreements described below:

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

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

30

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2013:

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

Changes in Internal Controls.

During the nine months ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following offers to settle have been made by the parties, but to date, no agreements have been signed.

1.	November 7, 2012, NetTalk offered to settle the action by payment to DACS of $5,000.
2.	December 18, 2012, DACS offered to settle the action by NetTalk paying to DACS the sum of $85,000.

3.	December 27, 2012, NetTalk offered to settle the action by payment to DACS of $10,000.
4.	October 24, 2013, NetTalk offered to settle the action by payment to DACS of $35,000 and by issuing to DACS approximately 144,000 NetTalk common shares.
5.	October 29, 2013, DACS and NetTalk agreed to settle the action for $60,000 paid monthly in four equal installments.

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

Item 1A. Risk Factors

For the quarter ended September 30, 2013, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K.

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

101.
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Statement of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Financial Statements*.

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

NetTalk.com, Inc.

Date: November 11, 2013	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

