Form 10-K
period 2013-12-31
NET TALK.COM, INC.
filed 2014-05-08
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number:  000-53668

NET TALK.COM, INC.

 (Exact name of registrant as specified in its charter)

Florida	20 – 4830633
(State of incorporation)	(I.R.S. Employer Identification No.)

1080 NW 163rd Drive, Miami Gardens, FL	33169 – 5816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (305) 621-1200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock: $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐           No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐           No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐           No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2013 was $1,577,716.1 The Registrant had 41,324,221 shares of Common Stock, $0.001 par value, outstanding as of April 30, 2014.

1 Aggregate market value of common equity held-by non-affiliates is computed based upon sale price of [$0.09] occurring on June 30, 2013.

Net Talk.com, Inc.

Form 10-K

For year ended December 31, 2013

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

Our Strategy

We continue to improve and enhance the following factors in building and expanding our customer base:

•	Deployment and distribution of our main products the DUO, DUO II and DUO WIFI, NetTalk TV devices in Beta testing, IPhone and Androids applications for smartphones, tablets and apps.
•	We offer our customers an attractive and innovative value proposition: a portable telephone replacement with multiple and unique features that differentiates our services from the competition.
•	Innovative, high technology and low cost technology platform. We believe our innovative software and network technology platform provides us with a competitive advantage over our competition and allows us to maintain a low cost infrastructure relative to our competitors.

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

Our Products

At this time, our main products are the DUO, DUOII and DUO WIFI. Our DUO, DUOII and DUO WIFI are designed to provide specifications unique to each customer’s existing equipment. They allow the customer full mobile flexibility by being able to take internet interface anywhere the customer has an internet connection. Our DUO and DUO WIFI both have the following features:

•	A Universal Serial Bus (“USB”) patented connection allowing the interconnection of our DUO and DUO WIFI to any host computer.

•	In addition to the USB power source option, our DUO and DUO WIFI have an external power supply allowing the phone to independently power itself when not connected to a host computer;

•	Unlike most VoIP telephone systems, our DUO and DUO WIFI pateneted both have standalone features allowing them to be plugged directly into a standard internet connection with out needing to plug into a computer.

•	Our DUO and DUO WIFI are compact, space-efficient products.

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

Patents – Domestic and International

Our product is under US patent number 8,243,722 as well as International patent pending in over 123 countries. Five additional Telecom and TV related patents are pending.

Marketing

We have developed direct sales channels, as represented by web sites and toll free numbers.  Our direct sales channels are supported by highly integrated advertising campaigns across multiple media such as infomercials, television and other media channels. Our website is www.nettalk.com, our telephone number is 305-621-1200 and our fax number is 305-621-1201.

Our primary source of revenue is the sale and distribution of our netTalk DUO, DUO II and DUO WIFI.  We also generate revenue from the sale of accessories to our products and international long distance monthly charges that are billed to our customers.

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

Our target audience is individual consumers and small businesses looking to lower their current cost of telecommunications. We are also reaching a large audience with our websites. We expect that consumers will find our websites by doing an internet search for VoIP service providers. We also use other means of advertising such as direct to consumer sales, ecommerce and retail marketing co-ops with retail customers.

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

Our products and services are user friendly simple format and convenient for our customers; for example, our packaging includes detailed, user friendly instructions and diagrams to allow for easy installation and activation. We have distinguished ourselves from our primary competitors through the level of customer service offered to our consumers following their purchase of our products or services. Many of our competitors only offer customer service through an email query program. This does not allow the customer to receive rapid, real-time problem solving assistance in the event our competitor’s product or service fails. We have established a customer service online forum where our users can post their questions and read other users’ responses. The forum has key word or key phrase search option so that our customers can easily find a solution to the problem they are experiencing. Our forum is moderated by one of our development engineers to ensure that all questions are being properly addressed and issues resolved. We also offer a live customer support hotline. This allows us to provide superior customer service, while still keeping our costs low.

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

In Florida, a “competitive local exchange carrier” is defined as any company, other than an incumbent local exchange company, certified by the Public Service Commission to provide local exchange telecommunication services in the state of Florida on or after July 1, 1995. CLEC companies providing services in Florida after July 1, 1995, must be certified by the Florida Public Service Commission, and competitive local exchange companies are required to file a price list specifying their rates and charges for basic local telecommunication services.

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

Patents – Domestic and International

Our DUO product is under US patent number 8,243,722 as well as International patent pending in over 123 countries. Five additional Telecom and TV related patents are pending.

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

On July 14, 2010 we revealed our product the netTALK DUO (“DUO”) which was the first of its kind.

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

Our DUO reduces the wear and tear on your home or office computer and reduces energy costs, resulting in money savings.Our fax-friendly DUO, offers fax (incoming and outgoing), a unique feature not offered, to our knowledge, by similar digital phone services.

The portability of this small device is also great for international travelers who want to place free nationwide calls to the U.S. and Canada, or who are looking for a low-cost solution for international rates. Calls to other netTALK customers are always free.

We are presently working on other new products and anticipate future deployment in the later part of this year and over the next year, including Nettalk “APP” for IPhone and Android and Nettalk TV.

Item 1A. Risk factors

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

RISKS RELATED TO OUR BUSINESS:

We have not sustained profits and our losses could continue. Without sufficient additional capital to repay our indebtedness or continue operations, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects. Our current capital raising efforts may not be successful in raising additional capital on favorable terms, or at all.

We have experienced significant losses in the past and never sustained profits. For the years ended December 31, 2013 and 2012, we recorded net losses of $4.6 and $14.7 million, respectively.

At December 31, 2013 and 2012, we had $5.9 and $23.0 million in long term debt and preferred stock, respectively.

We are not certain if our current cash resources, together with anticipated cash flows from operating activities, will be sufficient to fund our operations in 2014 or repay indebtedness that becomes due in 2014. Further, we do not anticipate having sufficient cash and cash equivalents to repay the debt should our lenders or mortgage debt lenders accelerate the maturity date of outstanding debt, and we would be forced to seek alternative sources of financing. In light of these circumstances, we will need to seek additional capital through public or private debt or equity financings.

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

Equity financing would likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.

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

The Company may experience delays in the deployment of new products. If it is not successful in the continued development, introduction or timely manufacture of new products, demand for its products could decrease.

While the Company has new products currently in development or beta versions, its continued ability to adapt to such changes will be a significant factor in maintaining or improving its competitive position and its prospects for growth. Factors resulting in delays in product development include:

•	rapid technological changes in the broadband communications industry;

•	federal, state and local regulations governing our products and services;

•	relationships with manufacturers, other carriers and service providers; and

•	the availability of third party technology for the development of new products.

There can be no assurance that the Company will successfully introduce new products on a timely basis or achieve sales of new products in the future. In addition, there can be no assurance that the Company will have the financial and product design resources necessary to continue to successfully develop new products or to otherwise successfully respond to changing technology standards and service provider service offerings. If the Company fails to deploy new products on a timely basis, then its product sales will decrease, its quarterly operating results could fluctuate, and its competitive position and financial condition would be materially and adversely affected.

In addition, the Company’s pursuit of necessary technology may require substantial time and expense. It may need to license new technologies to respond to technological change. These licenses may not be available to the Company on terms that it can accept or may materially change the gross profits that it is able to obtain on its products. The Company may not succeed in adapting its products to new technologies as they emerge. Development and manufacturing schedules for technology products are difficult to predict, and there can be no assurance that the Company will achieve timely initial customer shipments of new products. The timely availability of these products in volume and their acceptance by customers are important to the Company’s future success. Any future delays, whether due to product development delays, manufacturing delays, lack of market acceptance, delays in regulatory approval, or otherwise, could have a material adverse effect on the Company’s results of operations.

Item 2. Properties

Description of properties

On August 8, 2011, we purchased an existing building located in Miami, Florida, currently used as our corporate offices and operational center. The building, a 21,675 square foot free standing structure, was purchased for $2,700,000 from Core Development Holdings Corporation, which entity has no relationship to the Company.

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

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court For the Southern District of Florida, Civil Action No.: 9:12-cv-81022-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW. In the complaint, we allege patent infringement by the defendants, seeking injunctive relief and damages of two hundred million dollars ($200,000,000.00) as a result of the alleged patent infringement by defendants.

As a result of this action, MAGICJACK/ VOCALTEC LTC filed a document with the United States Patent Office (“USPTO”) requesting reexamination of netTALK patent 8,243,722. The USPTO granted the reexamination petition and the claim against MAGICJACK/VOVALTEC LTD was stayed pending the outcome of the USPTO reexamination.

In December 2013 netTALK received a USPTO Notice of Intent to Issue Ex Parte Reexamination Certificate (“NIRC”) for netTALK’s U.S. Patent Number 8,243,722.

In January 2014, netTALK petitioned the courts to restart the aforementioned lawsuit against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW.

On February 27, 2014, netTALK received the reexamination certificate which restated that all three claims of the ‘722 Patent are deemed allowable by the USPTO.  The three claims of the ‘722 Patent were minimally amended during the proceeding.

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of December 31, 2013, the Company owes Arrow approximately $73,790 which is recorded in accounts payable. and The Company will continue making installment payments until the obligation is satisfied.

On November 26, 2012, a supplier to the Client, Broadvox, LLC (“Broadvox”), filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, Case No.: CV-12-796095, alleging breach of contract by the Company and seeking damages of not less than $111,701 due to such alleged breach.  The Company and Broadvox entered into a settlement agreement providing for the payment of all past due amounts. The settlement was paid in full as of October 29, 2013.

On June 30, 2012, a Statement of Claim was served by DACS Marketing & Sponsorship Inc. (“DACS”) on NetTalk.com Inc. The claim was for $125,834.21 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract. A Statement of Defense was delivered on behalf of the Company on August 31, 2012, denying all claims. On November 28, 2013, the Company and DACS entered into a settlement agreement providing for $60,000 in 4 monthly equal installments beginning . As of December 31, 2013 the Company owes DACS $30,000 which is recorded in accounts payable. The obligation was paid in full as of the date of this filing.

On or about September 1, 2013, ADP Total Source filed a lawsuit against the Company.. The claim is for an amount not exceeding $90,776 for general damages for alleged breach of contract. The Company settled with ADP on December 23, 2013 and is making monthly payments of $15,000 until the obligation is satisfied. The balance at December 31, 2013 was $70,777 and is recorded in accounts payables.

On February 24, 2013, a Statement of Claim was served by Sears Canada Inc. on the Company. The claim is for $24,131.65 for amounts Sears claims is owed to it pursuant to its agreement under the “Universal Terms and Conditions for Sears Canada Suppliers”. We have settled with Sears Canada for $24,131.65 and are currently making monthly installment payments of $2,464.09 on the balance until the obligation is satisfied. The settlement amount is recorded in accounts payables at December 31, 2013.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company indebted to Billsoft in the amount of $16,776.66 pursuant the terms of said Contract; the sum of $192.50 representing court costs incurred to date; and the sum of $1,000.00 as reasonable attorney’s fees incurred by Billsoft for a total of $17,969.16. The Company has reached a settlement agreement on April 24, 2014 to make $1,000 monthly payments until the debt is satisfied. The settlement amount was accrued as of December 31, 2013.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect. The Company is engaged in other legal actions and claims arising in the ordinary course of business, none of which are believed to be material to the Company.

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

2012 Quarter Ended	High	Low
March 31, 2012	$1.67	$0.10
June 30, 2012	$0.48	$0.10
September 30, 2012	$0.20	$0.10
December 31, 2012	$0.19	$0.08
2013 Quarter Ended
March 31, 2013	$0.36	$0.08
June 30, 2013	$0.12	$0.07
September 30, 2013	$0.12	$0.04
December 31, 2013	$0.37	$0.02

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

Holders

As of December 31, 2013, there were 166 registered holders or persons otherwise entitled to hold our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is VStock Transfer, LLC.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends to holders of common stock will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	19,218,500

Total	-0-	-0-	19,218,500

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

On September 25, 2012, we issued 280,500 shares of common stock to our employees and vendors as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

On October 25, 2012, we issued 30,000 shares of common stock to our employees and vendors as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

July 25, 2012	471,500	Common shares
September 25, 2012	280,000	Common shares
October 25, 2012	30,500	Common shares
Total	781,500	Common shares

Recent Sales of Unregistered Securities

Unless otherwise noted below, we have previously included information concerning sales of unregistered securities in our Quarterly Reports on Form 10-Q or in a Current Report on Form 8-K.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the terms of the Redemption and Debt Restructuring Agreement effective December 31, 2013, Vicis Capital Master Fund (“Vicis”) shall return to netTALK for cancellation (i) 19,995,092 shares of the netTALK’s common stock, $0.001 par value (the “Common Stock”), (ii) 500 issued and outstanding shares of netTALK’s 12% Series A Convertible Redeemable Preferred Stock, par value $.001 per share, and (iii) common stock purchase warrants exercisable for 76,864,250 shares of common stock. Upon completion of the redemption and cancellation pursuant to the Redemption and Debt Restructuring Agreement, netTALK will have 41,324,221 shares of issued and outstanding common stock, $0.001 par value, of which 6,678,484 non-restricted and 34,645,737 restricted.

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

Critical Accounting Policies

The following is a summary of significant accounting policies used in preparing the Company’s financial statements and recent accounting pronouncements that may impact our financial statements.

Change in Fiscal Year

On May 26, 2011, the Company’s Board of Directors approved a change in the Company’s fiscal year end from September 30, to December 31, effective December 31, 2011. .

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

Revenue recognition

Revenue is generated from product sales, telecom services, shipping, handling charges and leasing cell tower and co-location rack space in our operations center. All revenues are recognized in accordance with ASC 605, Revenue Recognition and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and amounts are collectible from the customers.

Revenue is recognized for a device sale when the customer is invoiced for retail sales and when the customer completes the transaction for internet sales. Revenue for telecom service is recognized prorata monthly as the service is used and revenue for shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits. Our cash balances did not exceed the FDIC limits at December 31, 2013.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method. Obsolete inventory is reserve for as determined.

Property and Equipment

Property and equipment includes acquired assets which consist of network equipment, computer hardware, furniture and software. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which range from three to five years.  The costs associated with major improvements are capitalized while the cost of maintenance and repairs is charged to operating expenses.

Intangible Assets

Intangible assets are stated at cost with amortization calculated using the straight line method over the estimated useful lives of the assets, which range from three to five years.

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

Research and Development and Software Costs

The Company accounts for its research and development costs in accordance with applicable accounting pronouncement which states that costs incurred for research and development be charged to expense until the product has reached technological feasibility. At this point, all costs should be capitalized until the product is available for general release to customers.

The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility.

The Company has not capitalized any of its research and development costs. Research and development expenses were $953,370 and $1,211,711 for the years ended December 31, 2013 and 2012, respectively.

Reclassifications

Certain reclassifications have been made to prior years financial statements in order to conform to the current year’s presentation.  The reclassification had no impact on net earnings previously reported.

Share-Based Payment Arrangements

We apply the grant date fair value method to our share–based payment arrangements with employees and consultants. Share–based compensation cost to employees is measured at the grant date, fair value is based on the value of the award, and is recognized over the service period.  Share–based payments to non–employees are recorded at fair value on the measurement date and reflected in expense over the service period.

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan and a 2012 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans.

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

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature. We also carry convertible debentures and redeemable preferred stock at historical cost and corresponding carrying value.

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

Certain risks and concentration

Our primary manufacturer accounted for approximately 22% of our cost of goods sold and 2% of outstanding accounts payable at the year ended December 31, 2013 and our primary telecom provider, who as of March 11, 2014 is a related party, accounted for approximately 26% of our cost of sales and approximately 38% of accounts payable at the year ended December 31, 2013.

One of our customers presently operates under a “Consignment Agreement”. Under the agreement we sell and ship merchandise to our customer and recognize revenue as we collect payments upon sale of our product to ultimate (final) consumer, which assures our collectability.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance was effective on a prospective basis for the annual and interim reporting periods for the Company beginning January 1, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements. The Company's accumulated other comprehensive loss is comprised of one item pertaining to the Company's unrealized gains and losses on marketable securities. Reclassification of the gains or losses occurs when the specific investments are sold.

General and Recent Developments

Effective December 31, 2013, the Company executed a Redemption and Debt Restructuring Agreement with Vicis Capital Master Fund ("Vicis") to, among other things, (1) extinguish $13,662,615 of debt, (2) extinguish $436,234 of accrued interest, (3) extinguish $5,000,000 of 12% Series A convertible redeemable preferred stock, (4) cancel 19,995,092 shares of the Company’s common stock and (5) cancel common stock purchase warrants exercisable for 76,864,250 shares of the Company’s common stock. Additionally, the remaining $3,000,000 promissory note matures June 1, 2014 and has two one-year extensions if the Company pays the current accrued interest prior to maturity.

Effective March 11, 2014, netTALK and Telestrata LLC (“Telestrata”), a Colorado limited liability company executed a restricted stock and warrant purchase agreement, pursuant to which, in part, Telestrata purchased: (a) 25,441,170 shares of the Company’s common stock and (b) a common stock purchase warrant entitling Telestrata to purchase share of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK.

The purchase price for the shares and warrant was $4,571,939, payable as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,373 in loans to the Company received in the third and fourth quarters of 2013 and (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company.

The Company executed a secured promissory note dated February 27, 2014 in favor of Telestrata for $4,071,940. Interest accrues at 5% and is due at maturity date which is March 1, 2016. Advanced payments, as defined, were received in cash on March 3 and April 16, 2014, of $200,000 and $50,000, respectively, from an affiliate of Telestrata. And during the first quarter of 2014, the Company received $250,000 of indirect cash payments for support of its telecommunications traffic network from an affiliate of Telestrata. These payments will be added to the promissory note increasing the note to $4,571,940.

Our Ability to Continue as a Going Concern

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated May 7, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	As a result of the Redemption Agreement, we restructured the Company’s debt resulting in the extinguishment of $13,662,615 of debt, $436,234 of accrued interest and $1,301,116 accrued dividends, effective December 31, 2013.
•	We identified key vendors and developed strategic alliances whereby the Company has reduced its cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.
•	We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.
•	We eliminated 26 employees and reduced costs during 2013 by $1,164,000.
•	We have executed an agreement with a New York based investment banker to obtain equity and or debt financing.

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations, including the retention of an investment banker to seek funding and evaluate other strategic alternatives. There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, we hope our cash on hand and the maintenance of our strategic alliances with a key vendor, who as of March 11, 2014 is a related party, will provide sufficient cash to meet current obligations for our operations to allow the Company to continue as a going concern.

There can be no assurance that the actions will be successful and any such new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us.

 Liquidity and Capital Resources

At December 31, 2013, we had negative working capital of $3,313,436 compared to negative working capital of $19,440,348 at December 31, 2012. The increase in working capital was due primarily to the effects of the Redemption Agreement which resulted in the (1) extinguishment of $13,662,615 of debt, (2) extinguishment of $436,234 of accrued interest and (3) extinguishment of $1,601,116 of accrued dividends as discussed above, and offset by a reduction in accounts receivable and inventories. At December 31, 2013, we had cash and cash equivalents and restricted cash of $260,720 compared to cash and cash equivalents and restricted cash of $211,606 at December 31, 2012.

Net cash used in operations for the year ended December 31, 2013 was $3,783,103 compared to net cash used in operations of $5,248,675 for the same period of 2012. The decrease in net cash used in operations was primarily due to the reduction in net loss of $4,601,441 for the year ended December 31, 2013 compared to $14,715,006 for the same period in 2012.

Net cash used in investing activities for the year ended December 31, 2013 was $105,035 compared to net cash used in investing activities of $317,395 for the same period of 2012. The decrease in net cash used in investing activities was due primarily to the reduction in fixed asset acquisitions for the year ended 2012 compared to 2013.

Net cash provided by financing activities in the year ended December 31, 2013 was $3,868,582 compared to net cash provided by financing activities of $4,123,154 for the same period of 2012. The decrease in cash provided by investing activities was due primarily to the reduction in proceeds from the mortgage payable offset by an increase in promissory and demand notes.

Future Commitments and Funding Sources

Our primary sources of cash are proceeds from sales to customers and funds raised from investors.

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated May 7, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	As a result of the Redemption Agreement, we restructured the Company’s debt resulting in the extinguishment of $13,662,615 of debt, $436,234 of accrued interest and $1,301,116 accrued dividends, effective December 31, 2013.
•	We identified one of our key vendors and developed a strategic alliance whereby the Company has reduced its cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.
•	We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.
•	We eliminated 26 employees and reduced costs during 2013 by $1,164,000
•	We have executed an agreement with a New York based investment banker to obtain equity and or debt financing

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations and to take advantage of lower interest rates, including the retention of an investment banker to seek funding and evaluate other strategic alternatives.

There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, we hope our cash on hand and the maintenance of our strategic alliance with a key vendor will provide sufficient cash to meet current obligations for our operations to allow the Company to continue as a going concern. Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability

There can be no assurance that the actions will be successful and any such new financing will be available or that we could obtain any such financing on terms suitable to us.

Debt

netTALK executed a Redemption and Debt Restructuring Agreement with Vicis Capital Master Fund effective December 31, 2013 (“Vicis”) to, among other things, extend the term of our loans to June 30, 2014, with two additional one year extensions, and reduce the overall loan amount from approximately seventeen million dollars ($17,000,000) to three million dollars ($3,000,000). The restated loan accrues interest at six (6%) percent per annum. In addition, pursuant to the Redemption and Debt Restructuring Agreement, all shares and derivative securities including the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Common Stock, and warrants to purchase shares of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock held by Vicis have been returned to netTALK and will be cancelled. The holders received no additional consideration to effect the modification.

During the third and fourth quarters of 2013, the Company received advances of $854,278 from a previously third party and now a related party. These advances were rolled into secured promissory to Telestrata LLC.On March 11, 2014, netTALK issued its Secured Promissory Note to Telestrata LLC, a Colorado limited liability, which provides: (a) an original principal balance of $4,071,939.84, (b) an increase in principal upon advances by the lender up to an aggregate of $500,000 at the request of the Company, (c) interest accruing at a rate per annum of five percent (5%), and (d) a maturity date of March 1, 2016.

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

On February 13, 2013 and April 10, 2013 netTALK received advances of $100,000 and $75,000 from a third partyA formal promissory note was issued in March 2014 effective December 31, 2013. The advances of $100,000 and $75,000 accrue interest at 6% per year and the note matures June 30, 2015.

On February 19, 2013, August 9, 2013, August 14, 2013 and September 3, 2013the Company’s CEO advanced the Company $25,000, $5,000, $20,000 and $25,000, respectively. These advances are not evidenced by a formal promissory note. These advances were for working capital and these advances were repaid by the Company as of December 31, 2013.

Extension of Maturity Dates of Outstanding Non-Convertible Debentures:

On June 30, 2012, we entered into an agreement to modify our outstanding debentures solely to extend their maturity dates that originally ranged from June 30, 2012 to July 1, 2013 to December 31, 2013. The majority of this debt was extinguished in December 2013 as a result of the Redemption Agreement as discussed thoughout this Form 10-K There were no other material modifications to the debentures and the holders received no additional consideration to effect the modification. As a result of these modifications, we evaluated each debenture to determine whether the maturity extension constituted a substantial modification. Under current accounting standards, from a debtor’s perspective, a modification of a debt instrument is deemed equivalent to the exchange of debt instruments if the present value of the cash flows under the terms of the modified arrangement are at least 10 percent different from the present value of the remaining cash flows under the terms of the original debt instrument. In cases where the difference in cash flows exceeds this level, extinguishment accounting is prescribed. As a result of our calculations, we concluded that the present values, of our face value $5,266,130, $2,000,000, and $3,500,000 debentures, using the effective interest rates on the issuance dates, exceeded the substantive threshold. Accordingly, the debentures were adjusted to their respective fair values of $6,150,160, $2,313,888, and $3,852,748 and a corresponding charge to income in the amount of $3,135,235 representing the extinguishment loss for the year ended December 31, 2012.

Results of Operations

Year Ended December 31, 2013 Compared To Same Period 2012

Revenues: Net revenues were $6,024,150 for the year ended December 31, 2013, compared to $5,790,983 for the year ended December 31, 2012. The increase in revenues is due primarily to the increase in sales from our telecommunication services offset by the decrease in sales of netTALK devices. We have historically benefitted from a high degree of revenue retention from both subscription based renewals. This high degree of customer retention means that our customers provide a stable and reliable cash flow retention model. Our customers typically pay fees in advance which are deferred and recognized ratably over the service period.

Cost of sales: Cost of sales were $4,678,863 for the year ended December 31, 2013, compared to $6,184,787 for the year ended December 31, 2012. The decrease in cost of sales is due primarily to the reduction in sales of our devices and a reduction in the cost of servicing our telecommunication customers.

Operating Expenses: Operating expenses were $4,953,388 for the year ended December 31, 2013 compared to $7,685,660 for the year ended December 31, 2012. The decrease in operating expenses was part of management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity.

	12-31-13	12-31-12	$ Decrease	% Decrease
Advertising	373,308	1,019,882	(646,574)	-63%
Compensation & Benefits	1,301,904	1,692,237	(390,333)	-23%
Professional fees	438,823	884,580	(445,757)	-50%
Depreciation & Amortization	298,647	262,842	35,805	14%
Research & Development	953,370	1,211,711	(258,341)	-21%
General & Administrative	1,587,337	2,614,408	(1,133,702)	-39%
Total	4,953,388	7,685,660	(2,838,903)	-36%

Research and development costs were reduced the least in order to maintain our competitiveness and continue to develop the most advanced products possible for our customers.

General and Administrative Expenses: General and administrative expenses were $1,587,337 for the year ended December 31, 2013, compared to $2,614,408 at year ended December 31, 2012. The decrease in general and administrative expenses was part of management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity.

	12-31-13	12-31-12	$ Decrease	% Decrease
Shipping outbound	61,101	437,126	(376,025)	-86%
Insurance	214,490	272,240	(57,750)	-21%
Rent & occupancy	-	134,393	(134,393)	-100%
Taxes and licenses	102,205	148,619	(46,414)	-31%
Travel	40,906	168,599	(127,693)	-76%
Commissions	399,393	667,176	(267,783)	-40%
Other	769,243	786,255	(17,012)	-2%
Total	1,587,337	2,614,408	(1,027,071)	-39%

Rent and occupancy was decreased by 100% due to the Company purchasing and owning the building which houses the corporate office and operations center August 8, 2011 as discussed in Item 2. Properties. The building was renovated during 2011 and early 2012 resulting in rent & occupancy costs during the year ended December 31, 2012.

Loss from operations: The loss from operations was $3,608,101 for the year ended December 31, 2013, compared to $8,079,464 for the year ended December 31, 2012. The reduction in the loss is due primarily to the significant reduction in operating expenses, the reduction in cost of sales as a percent of sales, plus the increase in sales.

Interest Expense: Interest expense was $1,479,186 for the year ended December 31, 2013 compared to $3,500,512 for the year ended December 31, 2012. The reduction in interest expenses is primarily due to the reduction in amortization of debt discount and debt issue costs associated with debentures which were converted to common stock in August 2011 slightly offset by an increase in debt throughout 2013.

Loss From Debt extinguished: Loss from debt extinguished was zero for the year ended December 31, 2013, compared to $3,135,235 at December 31, 2012. There was no gain or loss from debt extinguishment in 2013. The Company did extinguish approximately $14 million of debt, as a result of the Redemption Agreement, which was recorded as an equity transaction. The result was a decrease to common stock of $19,995, and an increase to additional paid-in capital of $14,098,847.

Net Loss: Net loss for the year ended December 31, 2013 was $4,787,831 compared to $14,715,006 at December 31, 2012. The reduction in the net loss is due primarily to the significant reduction in operating expenses, the reduction in cost of sales as a percent of sales, no loss from debt extinguishment, offset by other income of $299,457.

Contractual obligations – Not Applicable

Off-Balance Sheet Arrangements - NONE

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

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

On September 23, 2013 netTALK changed independent registered accounting firms from Thomas, Howell, Ferguson, CPA's to Zachary Salum Auditors P.A. Information regarding the change in independent accountants was reported in NetTalk.com, Inc.’s Current Report on Form 8-K dated September 23, 2013. There were no disagreements or any reportable events subject to Item 304(b) requiring disclosure.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2013:

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

The Company’s small size and small office staff prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in internal control – integrated framework. Based on our assessment, management concluded that as of December 31, 2013, our internal controls over financial reporting are not effective based on those criteria.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2013:

•	Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s financial transactions. The Company does not have a formal audit committee, and the Board does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

•	The Company’s small size and small office staff prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management and banking information.

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

Changes in Internal Controls.

During the year ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

Part III

Item 10. Directors, executive officers and corporate governance The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of December 31, 2013. Their ages, positions, dates of initial election or appointment, and the expiration of their terms are as follows:

Name	Age	Position	Period served
Anastasios Kyriakides	66	Director, Chairman of the Board, Chief Executive Officer and Secretary	May 2008 to present
Kenneth A. Hosfeld	62	Director, Vice President	May 2008 to present
Steven Healy	51	Chief Financial Officer	December 2013 to present
Shad Stastney (Resigned)	46	Director	May 2012 to June 6, 2013
Dr. George Gabb	45	Director	May 2011 to present

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

Steven Healy, CPA, Chief Financial Officer. Mr. Healy is a graduate of the University of Florida with a bachelor degree in accounting. Mr. Healy completed his fifth year CPA qualification requirement at the University of Central Florida and passed the CPA exam in 1989. Mr. Healy began his career with Touche Ross as an auditor. Touche Ross merged with Deloitte Haskin and Sells forming the new company Deloitte & Touche. After becoming a manager, Mr. Healy left Deloitte & Touche and join an audit client, United Leisure Industries, Inc., as the accounting manager. United Leisure is a vertically integrated company which manufactures portable spas, spa covers and billiard tables and distributes and sells such products and other leisure products including above ground swimming pools and accessories, throughout the Southeast United States with 35 retail stores. Mr. Healy was promoted to Controller and was with United Leisure from 1993 to 1998. Mr. Healy moved to South Florida and worked as the Chief Financial Officer for two public companies, SystemOne Technologies from 1999 to 2003, a manufacturer of a washing machine size parts washer utilizing proprietary technology supported by 7 patents and Imperial Industries, Inc., a manufacturer and distributor of building materials and accessories which had 2 manufacturing plants and 13 distribution centers prior to becoming a casualty of the Great Recession. Most recently, Mr. Healy began working for netTALK as the chief financial officer in December 2013.

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

Shad Stastney, Director (Resigned June 6, 2013)

Mr. Shadron Lee Stastney is a founding partner of Vicis Capital LLC.  He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from Yale Law School in 1994 with a J.D. focusing on corporate and tax law. From 1994 to 1997, he worked as an associate at Cravath, Swaine and Moore in New York, where he worked in the tax group and in the corporate group, focusing on derivatives.  In 1997, he joined CSFB’s then-combined convertible/equity derivative origination desk.  From 1998 through 2001, he worked in Credit Suisse First Boston (“CSFB”) corporate equity derivatives origination group, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets.  In 2001, he jointly founded Victus Capital Management, LP, and in 2004, he jointly founded Vicis. Mr. Stastney also jointly founded Vicis Capital Management LLC in 2001. Mr. Stastney has been a director of QHP Financial Group, Inc. since February 2010, China Hydro since January 2010, Master Silicone Carbide since September 2008, Amacore Holdings, Inc. since August 2008, Care Media since April 2007, China New Energy since August 2008, Zurvita Holdings, Inc. since March 2010, Age of Learning since March 2010 and OptimizeRX Corporation since July 2010. Mr. Stastney was a director of Medical Solutions Management from October 2007 to January 2009 and MDWerks from May 2008 to August 2009. Mr. Stastney resigned as a Member of the Board of Directors effective June 6, 2013.

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

Employment Agreements

On January 2, 2014, the Company entered into employment agreements with the chief executive officer, executive vice President, chief financial officer, chief operating officer and chief technical officer according to the following terms. Stated salary for 2014 and 2015, a term of 2 to 5 years and a change of control payment, as defined in the agreement.

Currently, with the exception of the chief executive officer, executive vice president, chief financial officer, chief operating officer and chief technical officer, all other employment with the Company is at will and may be terminated by either the employee or the Company at any time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2012, we believe that during the year ended December 31, 2012, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements, except as follows:

Section 16(a) Beneficial Ownership Reporting Compliance

Name of Filer	Title	# of Late Reports	# of Transactions not timely reported	# of Failure to File
Vicis Capital Master Fund	10% beneficial owner	0	0	1
Telestrata LLC	10% beneficial owner	0	0	1

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

Item 11. Executive compensation

The following table contains compensation information for our executive officers for the period ended December 31, 2013 and December 31, 2012. No other officer received compensation greater than $100,000 for either fiscal year. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of common stock granted by us.

Name and Position	Year ended Dec 31,	Salary		Common Stock Awards		Total
Anastasios Kyriakides, Director,	2013	$250,000	(2)	$0	(3)	$258,600
Chief Executive Officer (1)	2012	$250,000	(2)	$173,072	(3)	$423,072
Kenneth Hosfeld, Director,	2013	$96,000	(8)	$0	(9)	$96,000
Vice President (7)	2012	$96,000	(8)	$3,711	(9)	$99,711
Guillermo Rodriguez, Director,	2013	$21,267	(5)	$0	(6)	$21,267
Chief Financial Officer (4)	2012	$65,000	(5)	$3,711	(6)	$68,711
Steven Healy, CPA,	2013	$3,654	(10)	$0	()	$65,000
Chief Financial Officer (10)	2012

(1)	Mr. Kyriakides was appointed to serve as our Chairman of the Board, Chief Executive Officer on September 10, 2008.
(2)	Mr. Kyriakides annual salary increased to $250,000 at January 1, 2012 per his amended employment agreement dated May 16, 2011. July 1, 2013, the CEO’s cash salary was decreased to $175,000 per year while the remaining $75,000 per year was accrued.
(3)	No stock grants given in 2013 and 13.2 million shares were given in 2012 valued at $173,072.
(4)	Mr. Rodriguez retired as Chief Financial Officer April 30, 2013.
(5)	Mr. Rodriguez annual salary was $65,000 during the fiscal year ended December 31, 2013.
(6)	No stock grants given in 2013 and 283,000 shares were given in 2012 valued at $3,711.
(7)	Mr. Hosfeld was appointed to serve as our Vice President on September 30, 2008.
(8)	Mr. Hosfeld annual salary is $96,000.
(9)	No stock grants given in 2013 and 283,000 shares were given in 2012 valued at $3,711.
(10)	Mr. Healy was appointed Chief Financial Officer December 2013.
(11)	No stock grants were given in 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of December 31, 2013 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Type	Name of Beneficiary	Amount and Nature of Owner		Percent
Common stock	Anastasios Kyriakides	18,985,539	(3)	40%
Common stock	Kenneth A. Hosfeld	2,238,000		5%
Common stock	Guillermo Rodriguez	2,483,000		5%
Common stock	Dr. George Gabb	106,000		0.2%
Executive officers and directors		23,812,539		50%
	Shad Stastney	3,250,000	(5)	7%
	Samer Bishay	6,250,000	(4)	13%
Total Common stock of officers, directors and beneficial owners		33,312,539		70%

(1)	Unless otherwise indicated, the address of each shareholder is 1080 NW 163rd Drive, Miami, Florida 33169. Shad Stastney is located in New York, NY and Samer Bishay is located in Canada

(2)	Beneficial ownership of shares is determined under Rule 13d-3(d)(1) of the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power and the number of shares that can be acquired within sixty (60) days upon exercise of an option or conversion of warrants and debentures. Common stock subject to these convertible securities are deemed to be outstanding for the purpose of computing the ownership percentage of the person holding such convertible security, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person. Applicable percentage of ownership is based on 47,574,221 of fully diluted shares of Net Talk.com, Inc. common stock being issued and outstanding as of December 31, 2013. Calculations do not include outstanding warrants or options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrants, options, or other rights.

(3)	Includes 18,985,539 shares of common stock owned by Kyriakides Investments, LLC.

(4)	Includes 6,250,000 shares of common stock issuable upon conversion of 5% secured convertible promissory notes with a face value of $300,000 and $200,000. These notes are convertible into shares of the Company’s common stock at a rate of $0.08 per share.

Item 13. Certain relationships and related transactions, and director independence

Except as described below, there were no other transactions since the beginning of our last fiscal year, and there are no proposed transactions, that involve amounts in excess of the lesser of $50,000 or 1% of the average of our total assets during our two most recently completed fiscal years, to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five (5%) percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest, except, during the period ended December 31, 2013 we incurred and paid certain consulting service fees to a related party. Effective December 31, 2013, the Company executed a Redemption and Debt Restructuring Agreement with Vicis Capital Master Fund ("Vicis") to, among other things, (1) extinguish $13,662,615 of debt, (2) extinguish $436,234 of accrued interest, (3) extinguish $5,000,000 of 12% Series A convertible redeemable preferred stock, (4) cancel 19,995,092 shares of the Company’s common stock and (5) cancel common stock purchase warrants exercisable for 76,864,250 shares of the Company’s common stock. Additionally, the remaining $3,000,000 promissory note matures June 1, 2014 and has two one-year extensions if the Company pays the current accrued interest prior to maturity.

These securities were returned to the Company on February 5, 2014, and will be cancelled. Accordingly, the Redemption Agreement has been accounted for as of December 31, 2013, its effective date, and the securities in process of being returned have been reflected as a reduction of the related shares of preferred and common stock and other securities as of December 31, 2013.

Samer Bishay is the beneficial owner of 6,250,000 shares of common stock issuable upon conversion of 5% secured convertible promissory notes with a face value of $300,000 and $200,000. These notes are convertible into shares of the Company’s common stock at a rate of $0.08 per share. Mr. Bishay was elected President of the Company in the first quarter of 2014. MR. Bishay is also the owner of Iristel, Inc. which is our primary provider of telecom services and the owner of Telestrata, LLC which is now a significant shareholder of the Company effective in the first quarter of 2014.

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

Item 14. Principal Accountant Fees and Services

Pre-Approval Policies and Procedures

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Zachary Salum Auditors, P.A., as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Zachary Salum Auditors, P.A., were approved by the board of directors.

Audit Fees

The aggregate fees billed by Thomas Howell Ferguson PA formerly known as Meeks International, LLC for professional services for the audit of the annual financial statements and Form 10-K and reviews of the financial statements on Form 10-Q for 2012 was $91,000 and for the 2013 reviews and audits, $65,000 was charged by Zachary Salum Auditors, P.A.

Audit-Related Fees

There were no other fees billed during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees paid for tax or consulting services for the year ended December 31, 2013.

All Other Fees

There were no other fees billed during the last three years for products and services provided.

Part IV

Item 15. Exhibits, financial statement schedules

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Employment agreement, chief executive officer
10.2	Employment agreement, executive vice president
10.3	Employment agreement, chief financial officer
10.4	Employment agreement, chief operating officer
10.5	Employment agreement, chief technical officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET TALK.COM, INC.

Date: May 7, 2014	By: /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2014	By: /s/ Steven Healy, CPA
Steven Healy, CPA
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position

/s/ Anastasios Kyriakides	Chief Executive Officer (Principal Executive Officer)
Anastasios Kyriakides	and Chairman of the Board

/s/ Kenneth Hosfeld	Executive Vice President and Director
Kenneth Hosfeld

32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetTalk.com, Inc.

Miami Gardens, Florida

We have audited the accompanying balance sheet of NetTalk.com, Inc. as of December 31, 2013, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetTalk.com, Inc. at December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the accompanying financial statements, the Company has incurred significant recurring losses from operations, its total liabilities exceeds its total assets, and is dependent on outside sources of funding for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Zachary Salum Auditors P.A.

Miami, Florida

May 7, 2014

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 of the accompanying financial statements, the company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. These factors raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thomas Howell Ferguson P. A.

Tampa, Florida

September 4, 2013

Nettalk.com Inc.

Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$76,791	$96,347
Restricted cash	183,930	115,259
Accounts receivable, net	175,157	472,233
Inventory	1,126,300	1,467,774
Prepaid expenses	91,843	277,908
Note receivable		7,000
Total current assets	1,654,021	2,436,521

Building, telecommunications equipment, land and other property, net	2,794,148	2,980,068
Intangible assets, net	116,770	193,007
Other assets	27,253	37,253
Total assets	$4,592,192	$5,646,849

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$2,434,952	$2,211,622
Accrued dividends	-	1,301,116
Accrued expenses	773,905	477,743
Due to Shareholder	87,583
Deferred revenue	1,857,407	2,246,052
Current portion of senior debentures and demand notes	1,400,000	15,640,336
Total current liabilities	6,553,847	21,876,869

Mortgage payable	-	1,000,000
Long term debt	4,529,278
Total liabilities	11,083,125	22,876,869

Redeemable preferred stock, $.001 par value, 10,000,000 shares authorized, zero (Net of 500 shares in process of return under Redemption agreement) and 500 issued and outstanding as of December 31, 2013 and December 31, 2012.	-	6,379,016

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 shares authorized, 41,324,221 (Net of 19,995,092 shares in process of return under Redemption agreement) and 60,251,355 issued and outstanding as of December 31, 2013 and December 31, 2012.	41,333	60,260
Additional paid in capital	55,009,280	33,084,420
Accumulated deficit	(61,541,547)	(56,753,716)
Total stockholders' deficit	(6,490,934)	(23,609,036)

Total liabilities, redeemable preferred stock and stockholders' deficit	$4,592,192	$5,646,849

The accompanying notes are an integral part of the financial statements

Nettalk.com, Inc

Statements of Operations

	Year ended	Year ended
	December 31,	December 31,
	2013	2012

Net revenues	$6,024,150	$5,790,983

Cost of revenues	4,678,863	6,184,787

Gross profit	1,345,287	(393,804)

Operating expenses	4,953,388	7,685,660

Operating (loss)	(3,608,101)	(8,079,464)

Other income (expenses):
Interest expense	(1,479,186)	(3,500,512)
Debt extinguishment (loss)		(3,135,235)
Other income	299,457
Interest income		205
	(1,179,729)	(6,635,542)
Net loss	$(4,787,831)	$(14,715,006)
Loss per common shares:
Basic and diluted earnings per common share	$(0.08)	$(0.28)
Weighted average shares:
Basic and diluted	61,035,259	52,733,460

The accompanying notes are an integral part of the financial statements

Nettalk.com, Inc.

Statements of Cash Flows

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
Cash flow (used) in operating activities:
Net loss	$(4,787,831)	$(14,715,006)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation	194,366	193,249
Amortization	104,281	69,593
Debt and preferred stock extinguished		3,135,235
Amortization of debt discount	947,279	-
Derivative value adjustment		3,034,926
Changes in assets and liabilities:
Accounts receivables	297,076	103,927
Prepaid expenses and other assets	186,065	(238,397)
Inventories	341,474	737,481
Other assets	10,000
Deferred revenues	(388,645)	562,104
Accounts payable	223,330	1,322,629
Accrued expenses	296,162	545,584
Net cash (used) in operating activities	(2,576,443)	(5,248,675)
Cash flow used in investing activities:
Restricted cash	(68,671)	(16,382)
Acquisition of corporate offices and operations center and fixed assets	(36,489)	(303,514)
Decrease in deposits		2,501
Net cash (used) in investing activities:	(105,160)	(317,395)
Cash flow from financing activities:
Proceeds from promissory and demand notes	2,040,509	2,875,000
Proceeds from mortgage payable	400,000	1,000,000
Note receivable	7,000
Due to shareholder	87,583
Issuance of common stock (net)	126,955	248,154
Net cash provided from financing activities	2,662,047	4,123,154
Net increase (decrease) in cash	(19,556)	(1,442,916)
Cash and cash equivalents, beginning	96,347	1,539,263
Cash and cash equivalents, ending	76,791	96,347
Supplemental disclosures:
Cash paid for interest	$166,400	$10,000
Cash paid for income taxes	$-	$-
Cash paid for preferred stock dividends	$-	$-

Non-cash transactions:
As per redemption agreement
Write-off of the accrued dividends	1,301,116
Extinguishment of debt, preferred stock and accrued interest	1,187,653

The accompanying notes are an integral part of the financial statements

Nettalk.com, Inc.

Statement of Stockholders’ Deficit

	Common Stock		Additional Paid	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity
Balance at September 30, 2011	39,464,892	39,465	28,258,375	(38,598,424)	(10,300,584)

Accretion of preferred stock	-	-	1,194,745	-	1,194,745
Net loss	-	-	-	(3,440,286)	(3,440,286)
Balance at December 31, 2011	39,464,892	$39,465	$29,453,120	$(42,038,710)	$(12,546,125)
New common shares	20,786,463	20,795	227,359	-	248,154
Accretion of preferred stock	-	-	3,403,941	-	3,403,941
Net loss	-	-	-	(14,715,006)	(14,715,006)
Balance at December 31, 2012	60,251,355	$60,260	$33,084,420	$(56,753,716)	$(23,609,036)
New common shares	1,067,958	1,068	125,897		126,955
Accretion of preferred stock			1,079,015		1,079,015
Effects of Redemption Agreement:
Write off of preferred stock dividends			1,601,116		1,601,116
Write off of preferred stock			5,000,000		5,000,000
Extinguishment of debt			14,098,847		14,098,847
Cancellation of common stock	(19,995,092)	(19,995)	19,995
Net loss				(4,787,831)	(4,787,831)
Balance at December 31, 2013	41,324,221	$41,333	$55,009,280	$(61,541,547)	$(6,490,934)

The accompanying notes are an integral part of the financial statements

NetTALK.COM, INC.

Notes to Financial Statements

Note 1 – Nature of operations and basis of presentation:

NET TALK.COM, INC. (“netTALK” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the DUO, DUO II and DUO WIFI, which are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI can connect to an internet hotspot without the use of an Ethernet cable. Our DUO, DUO II and DUO WIFI and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our DUO, DUO II and DUO WIFI provide one USB port, one Ethernet port and one analog telephone port. The DUO WIFI offers an additional wireless chip that allows it to connect to internet hotspots without the use of an ethernet cable. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO. DUO II and DUO WIFI are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

Note 2 – Going concern and management’s plans

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated May 7, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an explanatory paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we expect will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	As a result of the Redemption Agreement, we restructured the Company’s debt on December 31, 2013 resulting in the extinguishment of $13,662,615 of debt, $5,000,000 redeemable preferred stock, $436,234 of accrued interest and $1,301,116 accrued dividends, effective December 31, 2013.
•	We identified key vendors and developed strategic alliances whereby the Company has reduced its cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.
•	We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.
•	We eliminated 26 employees and reduced costs during 2013 by approximately $1,164,000 annually.
•	We have executed an agreement with a New York based investment banker to obtain equity and or debt financing.

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations, including the retention of an investment banker to seek funding and evaluate other strategic alternatives. There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, we expect our cash on hand and the maintenance of our strategic alliances with a key vendor will provide sufficient cash to meet current obligations for our operations to allow the Company to continue as a going concern. Our ability to maintain and improve our long-term liquidity is primarily dependent on our ability to increase sales and raise funds.

There can be no assurance that the actions will be successful and any such new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies:

The following is a summary of significant accounting policies used in preparing the Company’s financial statements and recent accounting pronouncements that may impact our financial statements.

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

Revenue recognition

Revenue is generated from product sales, telecom services, shipping, handling charges and leasing cell tower and co-location rack space in our operations center. All revenues are recognized in accordance with ASC 605, Revenue Recognition and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and amounts are collectible from the customers.

Revenue is recognized for a device sale when the customer is invoiced for retail sales and when the customer completes the transaction for internet sales. Revenue for telecom service is recognized prorata monthly as the service is used and revenue for shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits. Our cash balances did not exceed the FDIC limits at December 31, 2013 and 2012.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method. Obsolete inventory is reserved for as determined.

Property and Equipment

Property and equipment includes acquired assets which consist of real estate, network equipment, computer hardware, furniture and software. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which range from three to five years. The costs associated with major improvements are capitalized while the cost of maintenance and repairs is charged to operating expenses.

Intangible Assets

Intangible assets are stated at cost with amortization calculated using the straight line method over the estimated useful lives of the assets, which range from three to five years.

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

Research and Development and Software Costs

The Company accounts for its research and development costs in accordance with applicable accounting pronouncement which states that costs incurred for research and development be charged to expense until the product has reached technological feasibility. At this point, all costs should be capitalized until the product is available for general release to customers.

The Company has determined that technological feasibility for its products is reached after all high-risk development issues have been resolved through internal and customer base testing. Generally, new products offered to customers and improvements to the Company’s servers are placed in service on attainment of technological feasibility.

The Company has not capitalized any of its research and development costs. Research and development expenses were $953,370 and $1,211,711 for the years ended December 31, 2013 and 2012.

Reclassifications

Certain reclassifications have been made to prior years financial statements in order to conform to the current year’s presentation. The reclassification had no impact on net earnings previously reported.

Share-Based Payment Arrangements

We apply the grant date fair value method to our share–based payment arrangements with employees and consultants. Share–based compensation cost to employees is measured at the grant date, fair value is based on the value of the award, and is recognized over the service period. Share–based payments to non–employees are recorded at fair value on the measurement date and reflected in expense over the service period.

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan and a 2012 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans.

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

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature. We also carry convertible debentures and redeemable preferred stock at historical cost and corresponding carrying value.

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

Certain risks and concentration

Our primary manufacturer accounted for approximately 22% of our cost of goods sold and 2% of outstanding accounts payable at year ended December 31, 2013. Our primary telecom service provider who, as of March 11, 2014 is a related party accounted for approximately 26% of cost of goods sold and 38% of outstanding accounts payable at year ended December 31, 2013.

One of our customers presently operates under a consignment agreement. Under the agreement we sell and ship merchandise to our customer, and recognizes revenue as we collect payments upon the sale of our product to the ultimate (final) consumer, which assures our collectability.

Redeemable Preferred Stock

Redeemable preferred stock is initially evaluated for possible classification as liabilities under ASC 480 Distinguishing Liabilities from Equity. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under ASC 815. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity. See Note 10 for further disclosures about our redeemable preferred stock.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance was effective on a prospective basis for the annual and interim reporting periods for the Company beginning January 1, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements. The Company's accumulated other comprehensive loss is comprised of one item pertaining to the Company's unrealized gains and losses on marketable securities. Reclassification of the gains or losses occurs when the specific investments are sold.

Note 4 – Accounts Receivable

Trade accounts receivable consisted of the following at:

	December 31,
	2013	2012
Accounts receivable, gross	$304,501	622,891
Allowance for doubtful accounts	(129,344)	(150,658)
Total	$175,157	$472,233

Note 5 – Inventory

Inventories, recorded at lower of cost or market, are as follows:

	December 31,
	2013	2012
Raw materials	$721,914	869,740
Finished goods	404,386	598,034
Total	$1,126,300	$1,467,774

Of our $404,386 of finished goods inventory at December 31, 2013, $105,658 is held on consignment at one of our distributors.

Of our $598,034 of finished goods inventory at December 31, 2012, $140,200 was held on consignment at one of our distributors.

During the year ended December 31, 2013 and 2012, there were no write-downs of obsolete inventory.

Note 6 – Building, Telecommunications Equipment, Land and Other Property:

Telecommunications equipment and other property consist of the following:

	Estimated
	Useful	December 31,
	Life	2013	2012

Telecommunication equipment	7	$356,154	$356,154
Computer equipment	5	169,754	166,408
Building	35	2,448,364	2,448,364
Building improvement	10	86,442	81,342
Office equipment and furnishing	7	48,212	48,212
Purchased software	3	34,147	34,147
Land		270,000	270,000
		3,413,073	3,404,627
Less accumulated depreciation		(618,925)	(424,559)
Total		$2,794,148	$2,980,068

Depreciation expenses was $194,366 and $193,249 for the years ended December 31, 2013 and 2012, respectively.

Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices.

Note 7 - Intangible Assets:

	Estimated
	Useful
Intangible assets consist of following:	Life	December 31,
		2013	2012
Trademarks	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	93,747	102,942
Finance Cost	2	83,280	55,236
		1,001,073	982,224
Less accumulated amortization		(884,303)	(789,217)
		$116,770	$193,007

Amortization expenses amounted to $104,281 and $69,593 for the years ended December 31, 2013 and 2012, respectively.

Note 8 – Share-Based Payment Arrangements:

We apply the grant date fair value method to our share- based payment arrangements with employees and consultants. Share – based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period. Share – based payments to non – employees are recorded at fair value on the measurement date and reflected in expense over the service period.

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

Summary of 2010 Stock Option Plan Issuances

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

Summary of 2011 Stock Option Plan Issuances

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

On September 25, 2012, we issued 280,000 shares of common stock to our employees and vendors as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

On October 25, 2012, we issued 30,000 shares of common stock to our employees and vendors as part of our 2012 Stock Option Plan. The shares are compensatory in nature and are fully vested. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions.

July 25, 2012	471,500	Common shares
September 25, 2012	280,000	Common shares
October 25, 2012	30,000	Common shares
Total	781,500	Common shares

Note 9 – Securities Option Agreement and Debt:

Effective December 31, 2013, the Company executed a redemption and debt restructuring agreement with a major stockholder, Vicis Capital Master Fund ("Vicis") to, among other things, extinguish $13,662,615 of debentures and certain demand notes, $436,234 of accrued interest, $5,000,000 of series A convertible redeemable preferred stock (500 shares of issued and outstanding), cancel 19,995,092 shares of the Company’s common stock and cancel common stock purchase warrants exercisable for 76,864,250 shares of common stock. Additionally, the remaining $3,000,000 promissory note matures June 1, 2014 but has two additional one year extensions if the Company pays the current accrued interest.

These securities were returned to the Company on February 5, 2014, and will be cancelled. Accordingly, the Redemption Agreement has been accounted for as of December 31, 2013, its effective date, and the securities in process of being returned have been reflected as a reduction of the related shares of preferred and common stock and other securities as of December 31, 2013.

The Company did extinguish approximately $14 million of debt, as a result of the Redemption Agreement, which was recorded as an equity transaction. The result was a decrease to common stock of $19,995 and an increase to additional paid-in capital as follows: $14,098,847 from the extinguishment of debt, $5,000,000 from the write-off of preferred stock and $1,601,116 from the write-off of preferred stock dividends.

The carrying values our senior debentures, convertible notes and demand notes consisted of the following as of December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012
$2,000,000 face value 12% debenture, due December 31, 2013	$-	$2,398,153
$3,500,000 face value 12% debenture, due December 31, 2013	-	3,993,053
$5,266,130 face value 12% debenture, due December 31, 2013	-	6,374,130
$ 500,000 face value 10% debenture, due December 31, 2013	-	500,000
$ 500,000 face value 10% debenture, due December 31, 2013	-	500,000
$ 450,000 face value 10% debenture, due December 31, 2013	-	450,000
$1,150,000 advances on 10% debenture, due December 31, 2013	-	1,150,000
$275,000 demand notes, due on demand		275,000
$3,000,000 face value 5% promissory note, due June 1, 2014	3,000,000	-
$300,000 5% secured convertible promissory note, due December 1, 2013 (1)	300,000	-
$200,000 5% secured convertible promissory note, due January 15, 2014 (1)	200,000	-
$1,029,278 demand notes, due on demand	1,029,278	-
Total	$4,529,278	$15,640,336

(1)	On March 11, 2014, These notes were extinguished and replaced with new debt which matures March 1, 2016. See subsequent events for further discussion.

Mortgage payable

On January 11, 2013, we received an additional advance of $400,000 pursuant to our existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was endorsed by a promissory note which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

On November 29, 2012, we borrowed $1,000,000 from a lender and in exchange, the Company issued a 12% promissory note and a mortgage and security agreement. The 12% promissory note, among other matters, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

At December 31, 2013, principal repayments requirements on mortgage payable were as follows:

For the year ending December 31:

2013	$0
2014	$1,400,000
$1,400,000

Securities Option Agreement:

On June 30, 2012, we executed a Securities Option Agreement with Vicis Capital Master Fund (“Vicis”) whereby Vicis granted us an option to purchase and redeem all securities and debentures held by Vicis. The option becomes exercisable on the date that all principal and accrued interest on all debentures has been paid in full, and may be exercised at any time after initial exercise date through and including December 31, 2013 (expiration date). Upon exercise of the “option” the redemption price for the securities shall be an amount equal to $16,000,000 minus the sum of principal and accrued interest paid on all debentures held by Vicis. Upon exercise of the option, any and all unpaid dividends on the securities shall be surrendered and cancelled without payment of additional consideration.

Extension of Maturity Dates of Outstanding Non-Convertible Debentures:

As discussed in footnote 9, all the debentures discussed in the following footnote have been extinguished as of December 31, 2013. The Company did extinguish approximately $14 million of debt, as a result of the Redemption agreement, which was recorded as an equity transaction. The result was a decrease to common stock of $19,995 and an increase to additional paid-in capital of $20,719,958. There was no gain recorded on the extinguishment, although there was an increase in equity recorded of $14,098,847. On June 30, 2012, we entered into an agreement to modify our outstanding debentures solely to extend their maturity dates that originally ranged from June 30, 2012 to July 1, 2013 to December 31, 2013. There were no other material modifications to the debentures and the holders received no additional consideration to effect the modification. As a result of these modifications, we evaluated each debenture to determine whether the maturity extension constituted a substantial modification. Under current accounting standards, from a debtor’s perspective, a modification of a debt instrument is deemed equivalent to the exchange of debt instruments if the present value of the cash flows under the terms of the modified arrangement are at least 10 percent different from the present value of the remaining cash flows under the terms of the original debt instrument. In cases where the difference in cash flows exceeds this level, extinguishment accounting is prescribed. As a result of our calculations, we concluded that the present values of our face value $5,266,130, $2,000,000, and $3,500,000, using the effective interest rates on the issuance dates, debentures exceeded the substantive threshold. Accordingly, the debentures were adjusted to their respective fair values of $6,150,160, $2,313,888, and $3,852,748 and a corresponding charge to income in the amount of $3,135,235 representing the extinguishment loss.

The fair values of the debentures were determined based upon their future cash flows, discounted at a credit-risk adjusted market interest rate of 7.4%.

2013 Issuance of Demand and Convertible Notes

During the first and second quarters, we received advances of $175,000 from a third party. This advance is evidenced by a formal promissory note, accrues interest at 8% per year, and is due June 30, 2015.

On May 31, and July 15, 2013, the Company issued to Samer Bishay, a related party, 5% Secured Convertible Promissory Notes with a face value of $300,000 and $200,000, respectively. These notes were due on December 1, 2013 and January 15, 2014 but on March 11, 2014 these notes were extinguished and replaced with new debt which matures March 1, 2016. See subsequent events for further discussion. These notes are convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 and 2,500,000 common shares, respectively. These notes have a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefor or for any right to payment. See Note 16, “Subsequent Events”, for further information.

During the third and fourth quarters of 2013 the Company received $854,278, for working capital from now a related party. These notes were due on demand and were non-interest bearing. Interest will be imputed on these notes at current market rates. On March 11, 2014, these notes were also extinguished and replaced with new debt which matures March 1, 2016. See subsequent events for further discussion.

During the three and nine months ended September 30, 2013, the Company’s CEO made advances to the Company totalling $45,000 and $136,272, respectively. These advances were not evidenced by a formal promissory note, were for working capital, were non-interest bearing and were due on demand. Interest was imputed on these notes at current market rates. As of December 31, 2013, these advances have been paid in full.

The Company did extinguish approximately $14 million of debt, as a result of the Redemption Agreement, which was recorded as an equity transaction. The result was a decrease to common stock of $19,995, and an increase to additional paid-in capital of $20,719,958.

2012 Issuance of Non-Convertible Debentures and Demand Notes

As discussed in footnote 9, all the debentures discussed in the following footnote have been extinguished as of December 31, 2013 in connection with the Redemption Agreement.

On March 29, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013

On April 30, 2012, we issued a face value $500,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

On June 26, 2012, we issued a face value $450,000, 10% senior secured debenture, due June 30, 2012, extended to December 31, 2013.

During the year ended December 31, 2012, we received advances in the total amount of $1,150,000, as part of a series of 10% senior secured debentures, due December 31, 2013, issued to our largest investor and a major stockholder at the time.

During the year ended December 31, 2012, we received advances in the total amount of $275,000, represented by Demand Notes, issued to our largest investor and a major stockholder at the time.

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

Note 10 – Redeemable Preferred Stock and Securities Option Agreement:

Effective December 31, 2013, the Company executed a redemption and debt restructuring agreement with a major shareholder Vicis Capital Master Fund ("Vicis") to, among other things, extinguish $13,662,615 of debentures and certain demand notes, $436,234 of accrued interest, $5,000,000 of series A convertible redeemable preferred stock (500 shares of issued and outstanding), cancel 19,995,092 shares of the Company’s common stock and cancel common stock purchase warrants exercisable for 76,864,250 shares of common stock.

On June 30, 2012, we executed Securities Option Agreement with Vicis Capital Master Fund (“Vicis”) whereby Vicis granted us an option to purchase and redeem all securities and debentures then held by Vicis. The option becomes exercisable on the date that all principal and accrued interest on all debentures has been paid in full, and may be exercised at any time after initial exercise date through and including December 31, 2013 (expiration date).

In addition, upon exercise of the option, any and all unpaid dividends on the securities shall be surrendered and cancelled without payment of additional consideration.

Redeemable preferred stock consists of the following as of:	December 31, 2013	December 31, 2012
Series A Convertible Preferred Stock, par value $0.001 per share, stated value $10,000 per share; 500 shares cancelled 12/31/13, issued and outstanding at December 31, 2012; redemption value $5,000,000

Initial carrying value	-	$13,246,609
Accumulated accretion	-	(6,867,593)
Carrying values	$-	$6,379,016

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

Note 11 – Conversion of Warrants to Common Shares

For the nine months ended September 30, 2013, 4,231,832 warrants were converted into 1,057,958 common shares of netTALK. The share price of netTALK common stock on the day of conversion was $0.12; resulting in a charge of $126,955 included within general and administrative expenses in the Statements of Operations and Comprehensive Income (Loss).

Note 12 – Commitment and Contingencies:

On May 16, 2011, Mr. Kyriakides our Chief Executive Officer and Chairman of the Board executed an Amended Employment Agreement as follows:

Salary set at $199,000 per year and $250,000 starting on January 1, 2012.

Three year term with automatic renewal of two years. Change of control cash payment set at $1,500,000.

Pending Litigation

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

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court For the Southern District of Florida, Civil Action No.: 9:12-cv-81022-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW. In the complaint, we allege patent infringement by the defendants, seeking two hundred million dollars ($200,000,000.00) injunctive relief and damages as a result of the alleged patent infringement by defendants.

As a result of this action, MAGICJACK/ VOCALTEC LTC filed a document with the United States Patent Office (“USPTO”) requesting reexamination of netTALK patent 8,243,722. The USPTO granted the reexamination petition and the claim against MAGICJACK/VOVALTEC LTD was stayed pending the outcome of the USPTO reexamination.

In December 2013 netTALK received a USPTO Notice of Intent to Issue Ex Parte Reexamination Certificate (“NIRC”) for netTALK’s U.S. Patent Number 8,243,722.

In January 2014, netTALK petitioned the courts to restart the aforementioned lawsuit against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW.

On February 27, 2014, netTALK received the reexamination certificate which restated that all three claims of the ‘722 Patent are deemed allowable by the USPTO. The three claims of the ‘722 Patent were minimally amended during the proceeding.

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach. The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of December 31, 2013, the Company owes Arrow approximately $73,790 which is recorded in accounts payable. and The Company will continue making installment payments until the obligation is satisfied.

On November 26, 2012, a supplier to the Company, Broadvox, LLC (“Broadvox”), filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, Case No.: CV-12-796095, alleging breach of contract by the Company and seeking damages of not less than $111,701 due to such alleged breach. The Company and Broadvox entered into a settlement agreement providing for the payment of all past due amounts. The settlement was paid in full as of October 29, 2013.

On June 30, 2012, a Statement of Claim was served by DACS Marketing & Sponsorship Inc. (“DACS”) on NetTalk.com Inc. The claim was for $125,834.21 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract. A Statement of Defense was delivered on behalf of the Company on August 31, 2012, denying all claims. On November 28, 2013, the Company and DACS entered into a settlement agreement providing for $60,000 in 4 monthly equal installments beginning . As of December 31, 2013 the Company owes DACS $30,000 which is recorded in accounts payable. The obligation was paid in full as of the date of this filing.

On or about September 1, 2013, ADP Total Source filed a lawsuit against the Company.. The claim is for an amount not exceeding $90,776 for general damages for alleged breach of contract. The Company settled with ADP on December 23, 2013 and is making monthly payments of $15,000 until the obligation is satisfied. The balance at December 31, 2013 was $70,777 and is recorded in accounts payable.

On February 24, 2013, a Statement of Claim was served by Sears Canada Inc. on the Company. The claim is for $24,131.65 for amounts Sears claims is owed to it pursuant to its agreement under the “Universal Terms and Conditions for Sears Canada Suppliers”. We have settled with Sears Canada for $24,131.65 and are currently making monthly installment payments of $2,464.09 on the balance until the obligation is satisfied. The settlement amount is recorded in accounts payable at December 31, 2013.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company is indebted to Billsoft in the amount of $16,776.66 pursuant the terms of said Contract; the sum of $192.50 representing court costs incurred to date; and the sum of $1,000.00 as reasonable attorney’s fees incurred by Billsoft for a total of $17,969.16. The Company has reached a settlement agreement on April 24, 2014 to make $1,000 monthly payments until the debt is satisfied. The settlement amount was accrued as of December 31, 2013.

We are aggressively defending all of the lawsuits and claims described above. While we do not believe these aforementioned claims will have a material adverse effect on our financial position, given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect. The Company is engaged in other legal actions and claims arising in the ordinary course of business, none of which are believed to be material to the Company.

Note 13 - Related Party Transactions:

During the first, second and third quarters of 2013, amounts totaling $137,185 was advanced to the Company as a short term loan from the CEO. As of December 31, 2013, all loans have been repaid by the Company. During the year ended December 31, 2012 the Company incurred and paid consulting service fees of $62,100 to a related party. The CEO’s son is VP of product and consumer operations. See also Note 9, Securities Option Agreement and Debt.

Note 14 – Income Taxes:

Our income tax provision (benefit) for the years ended December 31, 2013 and 2012, consisted of the following:

Our effective tax rate differs from statutory rates, as follows:

	12/31/2013	12/31/2012
Federal statutory rate	34.0%	34.0%
State rate, net of federal benefit	3.6%	3.6%
Derivative income	0.0%	4.3%
Change in valuation allowance	(37.6)%	(41.9)%
Effective tax rate	0.0%	0.0%

Deferred tax assets and (liabilities) reflects the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	12/31/2013	12/31/2012
Property and fixed assets	$(27,090)	$(58,032)
Reserves and accruals	8,554	8,554
Net operating loss carry forwards	3,421,711	12,355,046
	3,403,175	12,305,568
Valuation allowance	(3,403,175)	(12,305,568)
Net deferred taxes, after valuation allowance	$-	$-

Our valuation allowance decreased $8,902,393 and increased $1,286,506 during the period ended December 31, 2013 and December 31, 2012, respectively.

Based on our prior earnings and insufficiency of income to be utilized in carry back years and future taxable income, we have concluded that it is more likely than not that these net deferred tax assets will not be utilized. Therefore, a valuation allowance has been set up to reduce deferred tax assets to zero. As of December 31, 2013, we have net operating loss carry forwards amounting to $28,658,898 that are available to offset future taxable income through 2032. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation if there is an ownership change as set forth in Internal Revenue Code Section 382. The company is also not taking any uncertain tax position in the calculation of current or deferred taxes.

The company files income tax returns for U. S. Federal and State of Florida purposes. The company is not currently under any tax examination, but the statute of limitations has not yet expired. The company generally remains subject to examination of its U. S. Federal income tax returns for 2010 and subsequent years as the Internal Revenue Service has a three year window to assess/collect taxes. In addition, the company also remains subject to examination of its State of Florida tax returns for 2010 and subsequent years.

Note 15 - Revenue

Revenues and cost of revenues consist of the following:

	Years Ended December 31:
	2013	2012
Revenues:
Sale of devices	$1,667,456	$2,067,983
Renewals and access charges	4,128,681	3,509,282
Other	228,013	213,718
Total revenue	6,024,150	5,790,983

Cost of revenues:
Cost of devices sold	1,885,102	2,698,971
Network and carrier charges	2,767,955	2,924,180
Other	25,806	561,636
Total cost of revenue	4,678,863	6,184,787

Gross profit (loss)	$1,345,287	$(393,804)

Note 16 – Subsequent Events:

Effective March 11, 2014, netTALK and Telestrata LLC (“Telestrata”), a Colorado limited liability company executed a restricted stock and warrant purchase agreement, pursuant to which, in part, Telestrata purchased: (a) 25,441,170 shares of the Company’s common stock and (b) a common stock purchase warrant entitling Telestrata to purchase share of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK.

The purchase price for the shares and warrant was $4,571,939, payable as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,373 in loans to the Company received in the third and fourth quarters of 2013 and (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company. The Purchaser’s Investment is to help the Company achieve its financial, operational and patent litigation goals.

The Company then executed a secured promissory note dated February 27, 2014 in favor of Telestrata for $4,071,940. Interest accrues at 5% and is due at maturity on March 1, 2016. Advanced payments, as defined, were received in cash on March 3 and April 16, 2014, of $200,000 and $50,000, respectively, from an affiliate of Telestrata. And during the first quarter of 2014, the Company received $250,000 of indirect cash payments for support of its telecommunications traffic network from an affiliate of Telestrata. These payments will be added to the promissory note increasing the note to $4,571,940.

On February 18, 2014, the Company executed an agreement with a New York based investment banker to obtain equity and or debt financing.

In the first quarter of 2014, the CEO’s son was promoted to chief operating officer.

On January 2, 2014, the Company entered into employment agreements with the chief executive officer, executive vice president, chief financial officer, chief operating officer and chief technical officer according to the following terms. Stated salary for 2014 and 2015, a term of 2 to 5 years and a change of control payment, as defined in the agreement.

