Form 10-K/A
period 2013-12-31
NET TALK.COM, INC.
filed 2014-05-12
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2013

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required be submitting and posting pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The Registrant had 41,324,221 shares of Common Stock, par value $0.001 per share, outstanding as of May 7, 2014.

2

Explanatory note

The purpose of this Amendment 1 on Form 10-K/A to Nettalk.com, Inc.’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on May 07, 2014, is solely to submit the filing of XBRL information which was not submitted simultaneously with the filing of the Edgarized document.

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

Date: May 12, 2014	By	/s/ Steven Healy
Steven Healy
Chief Financial Officer (Principal Financial Officer)

3