Form 10-Q
period 2014-03-31
NET TALK.COM, INC.
filed 2014-05-22
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

The Registrant had 77,694,391 shares of Common Stock, par value $0.001 per share, outstanding as of May 21, 2014.

NET TALK.COM, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2013

Net Talk.com, Inc.
Balance Sheets

	March 31,	December 31,
	2014	2013
Assets		(Audited)
Current assets:
Cash and cash equivalents	$289,311	$76,791
Restricted cash	115,530	183,930
Accounts receivable, net	195,762	175,157
Inventory	1,230,173	1,126,300
Prepaid expenses	95,486	91,842
Total current assets	1,926,262	1,654,020

Building, telecommunications equipment, land and other property, net	2,736,906	2,794,148
Intangible assets, net	115,695	116,770
Development costs	149,311
Other assets	27,253	27,253
Total assets	$4,955,427	$4,592,191

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$1,677,456	$2,434,952
Accrued expenses	829,425	773,905
Due to Shareholder	177,996	87,583
Deferred revenue	2,142,835	1,857,407
Current portion of promissory notes		1,400,000
Total current liabilities	4,827,712	6,553,847

Mortgage payable	1,400,000	-
Long term debt	5,698,551	4,529,278
Total liabilities	11,926,263	11,083,125

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 77,694,391 and 41,324,221 issued and outstanding as of March 31, 2014 and December 31, 2013	77,703	41,333
Additional paid in capital	55,104,058	55,009,280
Accumulated deficit	(62,152,597)	(61,541,547)
Total stockholders' deficit	(6,970,836)	(6,490,934)

Total liabilities and stockholders' deficit	$4,955,427	$4,592,191

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Operations

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013

Net revenues	$1,175,879	$1,553,265

Cost of revenues	753,455	1,349,584

Gross profit	422,424	203,681

Operating expenses	922,265	1,437,601

Operating loss	(499,841)	(1,233,920)

Interest expense	(111,210)	(371,939)

Net loss	$(611,051)	$(1,605,859)

Basic and diluted earnings per common share	$(0.01)	$(0.03)
Weighted average shares:
Basic and diluted	50,256,514	61,035,259

The accompanying notes are an integral part of the financial statements

Net Talk.com, Inc.
Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
Cash flow (used) in operating activities:
Net loss	$(611,051)	(1,605,859)
Adjustments to reconcile net loss to net cash (used) in operations:
Depreciation and amortization	58,317	77,463
Amortization of debt discount		230,359
Recognition of deferred revenue	(1,153,526)	(1,190,568)
Changes in assets and liabilities:
Accounts receivables	(20,605)	121,724
Prepaid expenses and other assets	(3,643)	84,123
Inventories	(103,873)	227,033
Deferred revenues	1,438,954	1,233,684
Accounts payable	(757,496)	46,618
Accrued liabilities	55,520	213,300
Net cash (used) in operating activities	(1,097,403)	(562,123)
Cash flow used in investing activities:
Restricted cash	68,400	(271)
Purchase of property and equipment		(8,446)
Development costs	(149,311)
Investment in intangible assets		(21,457)
Net cash (used) in investing activities:	(80,911)	(30,174)
Cash flow from financing activities:
Proceeds from promissory and demand notes	1,169,273	125,000
Issuance of common stock, net	131,148
Proceeds from mortgage payable		400,000
Due to shareholder	90,413
Net cash provided from financing activities	1,390,834	525,000
Net increase (decrease) in cash	212,520	(67,297)
Cash and cash equivalents, beginning	76,791	96,347
Cash and cash equivalents, ending	289,311	29,050
Supplemental disclosures:
Cash paid for interest	$42,000	$42,000
Non-cash transactions:
Cancellation of convertible notes	$500,000
Reduction of accounts payable from Telestrata agreement	$928,782
Conversion of demand notes to Telestrata promissory note	$837,373

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Notes to Unaudited Financial Statements

Note 1 – Description of Business and Basis of Presentation

Description of Business

NET TALK.COM, INC. (“NetTalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida, under the name Discover Screens Inc. On September 10, 2008 the Company changed its name to NetTalk.com Inc. We are a telephone company, who provides sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, and other similar type technologies. Our main products are the DUO; DUO II and DUOWIFI, which are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our DUO products and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our DUO products provide one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO products are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval, and call transfer.

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. However, the condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the year ending December 31, 2014.

The balance sheet as of December 31, 2013 was derived from financial statements included in our 2013 Annual Report on Form 10-K but does not include all disclosures required by GAAP. These financial statements should be read in conjunction with our December 31, 2013 financial statements included in our 2013 Annual Report on Form 10-K and the notes to the financial statements included therein, filed with the Securities and Exchange Commission.

Note 2 - Going Concern and Liquidity

We have not sustained profits and our losses could continue. Without sufficient additional capital to repay our indebtedness as it matures, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects. Our current efforts to raise capital may not be successful on terms favorable to the Company, or at all.

We recorded net losses of $611,051 and $1,605,859 for the three months ended March 31, 2014 and 2013, respectively, and net losses of $4,787,831 and $14,715,006 for the years ended December 31, 2013 and 2012, respectively. As of March 31, 2014, we were indebted for $5,698,551 in long term promissory notes and $1,400,000 in long term mortgage payable.

We are not certain our current cash resources, together with anticipated cash flows from operating activities, will be sufficient to fund our operations, including interest payments, in 2014. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

Also, any equity financing would likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	As a result of the Redemption Agreement, we restructured the Company’s debt on December 31, 2013 resulting in the extinguishment of $13,662,615 of debt, $436,234 of accrued interest, $1,601,116 accrued dividends, cancelled 19,995,092 shares of common stock and cancelled common stock purchase warrants exercisable for 76,864,250 shares of the Company’s common stock.

•	We identified key vendors and developed strategic alliances whereby the Company has reduced its cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.

•	We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•	We eliminated 26 employees and reduced costs during 2013 of approximately $1,164,000.

•	The Company entered into an engagement agreement with a New York based registered broker/dealer whereby the broker/dealer will represent the Company as its placement agent and financial advisor in connection with raising equity and or debt financing.

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations, including the retention of an investment banker to seek funding and evaluate other strategic alternatives. There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, we expect our cash on hand and the maintenance of our strategic alliances with a key vendors will provide sufficient cash to meet current obligations for our operations to allow the Company to continue as a going concern.

There can be no assurance that the actions will be successful and any such new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Note 3 - Summary of Accounting Policies

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

Deferred Revenue

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

Impairments and Disposals

We evaluate our tangible and definite-lived intangible assets for impairment annually or more frequently in the presence of circumstances or trends that may be indicators of impairment. In performing our review, we estimate the future net cash flows from the assets and compare this amount to the carrying value. If this review indicates the carrying value may not be recoverable, impairment losses are measured and recognized based on the difference between the estimated discounted cash flows and over the remaining life of the assets and the assets carrying value.

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, qualified software development costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Development costs will be amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. As of March 31, 2014 and 2013, the Company has capitalized $149,311 and zero of software development cost, respectively.

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

NetTalk stock option plans are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans.

Certain Risks and Concentration

Our primary manufacturer accounted for approximately 20% and 24% of our cost of revenues for the three months ended March 31, 2014 and 2013. Our primary telecom service provider, which is owned by the president of the Company, accounted for approximately 36% of our cost of revenues for the 3 months ended March 31, 2014. Our primary telecom service provider for the first three months of 2013 was not owned by the current president and accounted for approximately 37% of our cost of revenues for the 3 months ended March 31, 2013.

One of our customers presently operates under a consignment agreement. Under this agreement, we sell and ship merchandise to our customer and recognize revenues as we collect payments from the customer which assures our collectability.

Loss per common share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months ended March 31, 2014 and 2013. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. If required, we compute the effects on diluted loss per common share arising from convertible securities using the if-converted method.

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

Note 4 – Accounts Receivable

Trade accounts receivable consisted of the following at:

	March 31,	December 31,
	2014	2013
Accounts receivable, gross	$359,434	$304,501
Allowance for returns and doubtful accounts	(163,672)	(129,344)
Total	$195,762	$175,157

Note 5 – Inventory

Inventories, recorded at lower of cost or market, are as follows:

	March 31,	December 31,
	2014	2013
Raw materials	$740,256	$721,914
Finished goods	489,917	404,386
Total	$1,230,173	$1,126,300

Of our total finished goods inventory, at March 31, 2014 and December 31, 2013, $109,076 and $113,305, respectively, is held on consignment at one of our distributors.

During the three months ended March 31, 2014 and 2013, there were no write-downs of obsolete inventory.

Note 6 – Property and equipment

Building, telecommunications equipment, land and other property consist of the following:

	Estimated Useful	March 31,	December 31,
	Life	2014	2013

Telecommunication equipment	7	$356,154	$356,154
Computer equipment	5	169,754	169,754
Building	35	2,448,364	2,448,364
Building improvements	10	86,442	86,442
Office equipment and furnishing	7	48,212	48,212
Purchased software	3	34,147	34,147
Land		270,000	270,000
Sub – total		3,413,073	3,413,073
Less: accumulated depreciation		(676,167)	(618,925)
Property and equipment, net		$2,736,906	$2,794,148

Our property and equipment is located in our network operations center and corporate offices which are housed in the same building. Depreciation expense for the three months ending March 31, 2014 and 2013 was $57,242 and 59,752, respectively.

Note 7 - Intangible Assets

Intangible assets consist of following:

	Estimated Useful	March 31,	December 31,
	Life	2014	2013

Trademarks National and International	5	332,708	332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	93,747	102,942
Finance cost	2	83,280	55,236
		1,001,073	982,224
Less accumulated amortization		(885,378)	(789,217)
Intangible assets, net		$115,695	$193,007

Amortization on the above assets was $11,075 and $17,711 for the three months ending March 31, 2014 and 2013, respectively.

Note 8 – Debt Restructuring, Promissory Notes and Mortgage Payable

Debt Restructuring

The Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of our loans to June 30, 2014 with two additional one year extensions if accrued interest is paid in full, and reduce the overall loan with Vicis from approximately seventeen million dollars ($17,000,000) to three million dollars ($3,000,000). The restated loan accrues interest at six percent (6%) per annum. In addition, pursuant to the redemption and restructuring agreement, all shares and derivative securities held by Vicis including the series A convertible redeemable preferred stock, 19,995,092 shares of the Company’s common stock, and common stock purchase warrants exercisable for 76,864,250 shares of common stock have been returned to the Company and cancelled. The holders received no additional consideration to effect the modification.

These securities were returned to the Company on February 5, 2014, and will be cancelled. Accordingly, the Redemption Agreement has been accounted for as of December 31, 2013, its effective date, and the securities in process of being returned have been reflected as a reduction of the related shares of preferred and common stock and other securities as of December 31, 2013.

The Company extinguished approximately $14 million of debt, as a result of the Redemption Agreement, which was recorded as an equity transaction. The result was a decrease to common stock of $19,995 and an increase to additional paid-in capital as follows: $14,098,847 from the extinguishment of debt, $5,000,000 from the write-off of preferred stock and $1,601,116 from the write-off of preferred stock dividends.

Demand, Promissory and Convertible Notes

On March 11, 2014, the Company executed a secured promissory note with Telestrata LLC (“Telestrata”), a Colorado limited liability for $4,071,940. Interest accrues at 5% and the principal and interest are payable March 1, 2016 subject to accelerated repayment terms as defined in the promissory note agreement. The promissory note provides for a discount of up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note. The principle balance of the note did increase based on additional payments, as defined in the promissory note agreement. As of March 31, 2014, the Company received $200,000 of additional cash payments and approximately $57,396 of additional indirect cash payments for telecom service received from an affiliate of Telestrata. This affiliate is owned by the President of the Company. These amounts were added to the original principal balance resulting in a new principal balance of $2,523,551.

Reconciliation of Teletrata promissory note is as follows:

March 31,
2014
Secured promissory note due to Telestrata	$4,071,940
Less promissory note discount	(1,805,785)
Plus additional cash payment	200,000
Plus additional indirect cash payment for telecom service	57,396
Total	$2,523,551

On May 31, and July 15, 2013, the Company issued to Samer Bishay, the current president of the Company and a related party, a 5% secured convertible promissory notes with a face value of $300,000 and $200,000, respectively. These notes were due on December 1, 2013 and January 15, 2014, respectively, and were convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 and 2,500,000 common shares, respectively. These notes had a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefor or for any right to payment. On March 11, 2014, these notes were converted as part of the promissory note due to Telestrata as discussed above.

During the third and fourth quarters of 2013, the Company received $521,000, for working capital from a related party. On March 11, 2014, these demand notes were converted to the promissory note due to Telestrata as discussed above.

During the first and second quarters of 2013, the Company received advances of $175,000 from a third party. These advances are evidenced by a promissory note that accrues interest at 6% per year and matures June 30, 2015.

During the three and nine months ended September 30, 2013 and the three month ended March 31, 2014, the Company’s CEO made advances to the Company totaling $45,000, $136,272 and 100,000, respectively. These advances were not evidenced by a formal promissory note, were for working capital, were non-interest bearing and were due on demand. Interest was imputed on these notes at current market rates. As of December 31, 2013, these advances have been paid in full. As of March 31, 2014, the $100,000 demand note has not been paid and the Company owes the CEO $77,996 for accrued wages both of which are recorded in Due to Shareholder.

The carrying values of our convertible and promissory notes consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
$3,000,000 6% secured promissory note, due June 1, 2014 (1)	$3,000,000	$3,000,000
$300,000 5% secured convertible note, due December 1, 2013		300,000
$200,000 5% secured convertible note, due January 15, 2014		200,000
$2,523,551 5% secured promissory note, due March 1, 2016	2,523,551
$175,000 6% promissory note, due June 30, 2015	175,000	1,029,278
Total	$5,698,551	$4,529,278

(1)	The promissory note allows for a one year automatic extension if the accrued interest is paid on or before the maturity date.

Mortgage Payable

On November 29, 2012, we borrowed $1,000,000 from a lender and in exchange, the Company issued a 12% promissory note and a mortgage and security agreement. The 12% promissory note, among other matters, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

On January 11, 2013, we received an additional advance of $400,000 pursuant to our existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was endorsed by a promissory note which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per annum, is payable in full on November 29, 2015, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

Note 9 – Revenues and Cost of Revenues

	March 31,	March 31,
	2014	2013
Revenues:
Sales of devices	$167,793	$317,601
Renewals and access charges	967,591	1,137,295
Other	40,495	98,369
Total	1,175,879	1,553,265

Cost of revenues:
Cost of sales of devices	283,672	503,624
Cost of renewals and access charges	469,783	742,888
Other		103,072
Total	753,455	1,349,584

Gross profit	$422,424	$203,681

Note 10 - Share-Based Payment Arrangements

On July 25, 2012, the Company adopted the 2012 Stock Option Plan (the ”Plan”). The maximum number of shares of the Company’s common stock that may be issued under the Plan is 20,000,000. The Plan is intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate individuals who make (or are expected to make) important contributions to the Company by providing such individuals with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders.

All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The shares are compensatory in nature and are fully vested upon issuance. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions. The Company issued 10,929,000 share of common stock in the first quarter of 2014 to management and employees and zero in the first quarter of 2013. The expense related to these shares was $131,148 and was debited to compensation expense, additional paid in capital was credited for $120,219 and common stock was credited for $10,929.

Note 11 - Issuance of Common Stock

Pursuant to the stock and warrant purchase agreement effective March 11, 2014 (the “Stock Agreement”), Telestrata acquired (a) 25,441,170 shares of the Company’s common stock and (b) a common stock purchase warrant entitling Telestrata to purchase shares of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK. Concerning the acquisition of the shares and warrants, Telestrata agreed to fund and/ or refinance as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,373 in loans to the Company received in the third and fourth quarters of 2013, (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company and (d) $500,000 of future cash payments and indirect cash payments for telecom services to be received from an affiliate of Telestrata. As described in Note 8 above, the Company is obligated to repay all such amounts advanced by Telestrata; provided, the Company is entitled to a reduce the principal by up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note. The Company was also able to restructure the past due principal owed to its largest creditor as a result of obtaining new debt capital provided by Telestrata. The Debt Restructuring is also described in Note 8 above.

Note 12 – Conversion of Warrants to Common Shares

For the nine months ended September 30, 2013, 4,231,832 warrants were converted into 1,057,958 common shares of netTALK. The share price of netTALK common stock on the day of conversion was $0.12; resulting in a charge of $126,955 included within general and administrative expenses in the Statements of Operations.

Note 13 - Related Party Transactions

During the first, second and third quarters of 2013, amounts totaling $137,185 was advanced to the Company as a short term loan from the CEO. As of December 31, 2013, all loans have been repaid by the Company. In the first quarter of 2014, the CEO loaned the Company $100,000 and $77,996 of wages were accrued and recorded in Due to Shareholders.

The Company’s president owns 100% of the vendor that provides a significant portion of our telecom service. Also, the President owns a significant portion of Telestrata who purchased an interest in the Company March 11, 2014. See notes 8 and 11 for further discussion.

The CEO’s son was promoted to Chief Operating Officer January 1, 2014.

Note 14 – Commitments and Legal Proceedings

Employment Agreements

On January 2, 2014, the Company entered into employment agreements with the Chief Executive Officer, Executive Vice President, Chief Financial Officer, Chief Operating Officer and Chief Technical Officer. According to the following terms. Stated salary for 2014 and 2015, a term of 2 to 5 years and a change in control payment, as defined in the agreements.

Commitment

The Company entered into an engagement agreement with a New York based registered broker/dealer whereby the broker/dealer will represent the Company as its placement agent and financial advisor in connection with raising equity and or debt financing.

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

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court For the Southern District of Florida, Civil Action No.: 9:12-cv-81022-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW. In the complaint we allege patent infringement by the defendants and are seeking injunctive relief and two hundred million dollars ($200,000,000) in damages as a result of the alleged patent infringement by defendants.

As a result of this action, MAGICJACK/ VOCALTEC LTC filed a document with the United States Patent Office (“USPTO”) requesting reexamination of netTALK patent 8,243,722. The USPTO granted the reexamination petition and the claim against MAGICJACK/VOVALTEC LTD was stayed pending the outcome of the USPTO reexamination.

In December 2013, netTALK received a USPTO Notice of Intent to Issue Ex Parte Reexamination Certificate (“NIRC”) for netTALK’s U.S. Patent Number 8,243,722.

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

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of March 31, 2014, the Company owes Arrow approximately $58,790 which is recorded in accounts payable. The Company will continue making installment payments until the obligation has been satisfied.

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

On June 30, 2012, a Statement of Claim was served by DACS Marketing & Sponsorship Inc. (“DACS”) on NetTalk.com Inc. The claim was for $125,834.21 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract. A Statement of Defense was delivered on behalf of the Company on August 31, 2012, denying all claims. On November 28, 2013, the Company and DACS entered into a settlement agreement providing for $60,000 in 4 monthly equal installments. As of March 31, 2014 the obligation has been satisfied.

On or about September 1, 2013, ADP Total Source filed a lawsuit against the Company. The claim is for an amount not exceeding $90,776 for general damages for alleged breach of contract. The Company settled with ADP on December 23, 2013 and is making monthly payments of $15,000 until the obligation is satisfied. The balance at March 31, 2014 was $25,777 and is recoded in accounts payable.

On February 24, 2013, a Statement of Claim was served by Sears Canada Inc. on the Company. The claim is for $24,131 for amounts Sears claims is owed to it pursuant to its agreement under the “Universal Terms and Conditions for Sears Canada Suppliers”. We have settled with Sears Canada for $24,131 and are currently making monthly installment of $2,464 until the obligation is satisfied. The balance due at March 31, 2014 is $22,177 and is recorded in accounts payable.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company is indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014 to make $1,000 monthly payments until the debt is satisfied.

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

Note 15 – Subsequent Events

On April 15, 2014, the Company received $50,000 of additional cash payments and approximately $142,980 of additional indirect cash payments for telecom service received from an affiliate of Telestrata through April 30, 2014. This affiliate is owned by the President of the Company. These amounts will be added to the principal balance of the promissory note due to Telestrata.

Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations

Our Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our 2013 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

Going Concern and Liquidity

We have not sustained profits and our losses could continue. Without sufficient additional capital to repay our indebtedness as it matures, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects. Our current efforts to raise capital may not be successful on terms favorable to the Company, or at all.

We recorded net losses of $611,051 and $1,605,859 for the three months ended March 31, 2014 and 2013, respectively, and net losses of $4,787,831 and $14,715,006 for the years ended December 31, 2013 and 2012, respectively. As of March 31, 2014, we were indebted for $5,698,551 in long term promissory notes and $1,400,000 in long mortgage payable.

We are not certain our current cash resources, together with anticipated cash flows from operating activities, will be sufficient to fund our operations, including interest payments, in 2014. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

Also, any equity financing would likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	As a result of the Redemption Agreement, we restructured the Company’s debt on December 31, 2013 resulting in the extinguishment of $13,662,615 of debt, $436,234 of accrued interest, $1,601,116 accrued dividends, cancelled 19,995,092 shares of common stock and cancelled common stock purchase warrants exercisable for 76,864,250 shares of the Company’s common stock, effective December 31, 2013.

•	We identified key vendors and developed strategic alliances whereby the Company has reduced it cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.

•	We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•	We eliminated 26 employees and reduced costs during 2013 by $1,164,000.

•	The Company entered into an engagement agreement with a New York based registered broker/dealer whereby the broker/dealer will represent the Company as its placement agent and financial advisor in connection with raising equity and or debt financing.

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations, including the retention of an investment banker to seek funding and evaluate other strategic alternatives. There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, we hope our cash on hand and the maintenance of our strategic alliances with a key vendors will provide sufficient cash to meet current obligations for our operations to allow the Company to continue as a going concern.

There can be no assurance that the actions will be successful and any such new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us.

General and Recent Developments

The Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of our loans to June 30, 2014 with two additional one year extensions, and reduce the overall loan with Vicis from approximately seventeen million dollars ($17,000,000) to three million dollars ($3,000,000). The restated loan accrues interest at six percent (6%) per annum. In addition, pursuant to the redemptions and restructuring agreement, all shares and derivative securities held by Vicis including the series A convertible redeemable preferred stock, 19,995,092 shares of the Company’s common stock, and common stock purchase warrants exercisable for 76,864,250 shares of common stock. These securities have been returned to the Company and have been cancelled. The holders received no additional consideration to effect the modification.

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

Subject to repayment obligations of the Company as provided below, Telestrata received credit of $4,571,939 to acquire shares and warrants as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,373 in loans to the Company received in the third and fourth quarters of 2013 and (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company.

On March 11, 2014, the Company executed a secured promissory note with Telestrata LLC (“Telestrata”), a Colorado limited liability for $4,071,940. Interest accrues at 5% and the note and interest are payable March 1, 2016 subject to accelerated repayment terms as defined in the promissory note agreement. The principle balance of the note can increase based on additional payments, as defined in the promissory note agreement. As of March 31, 2014, the Company received $200,000 of additional cash payments and approximately $57,396 of additional indirect cash payments for telecom service received from an affiliate of Telestrata. This affiliate is owned by the President of the Company. These amounts were added to the original principal balance resulting in a new principal balance of $4,329,336 less the discount of up to $1,805,785.

Advanced payments are required based certain conditions with qualified financing as defined in the Secured Promissory Note.

The promissory note provides for a discount of up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note.

Company and Business

We are a telephone company that provides commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, and other similar type technologies. Our main products are the “DUO”; “DUO II” and the “DUO WIFI”. The DUO WIFI and DUO II are presently sold and distributed to our customers. These products are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI allows users to use these services without an Ethernet cable plugged into the device.

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

On September 10, 2008, we changed our name from Discover Screens, Inc. to NetTalk.com, Inc. and we acquired certain tangible and intangible assets, formerly owned by Interlink Global Corporation (“Interlink”), directly from Interlink’s creditor who had seized the assets pursuant to a Security and Collateral Agreement.

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

Our Products

At this time, our main products are the DUO and DUO WIFI. Our DUO and DUO WIFI are designed to provide specifications unique to each customer’s existing equipment. They allow the customer full mobile flexibility by leveraging our patented technology to allow the customer to connect to the internet using a variety of interfaces.

•	A Universal Serial Bus (“USB”) connection allowing the interconnection of our DUO or DUO WIFI to any host computer.

•	In addition to the USB power source option, our DUO and DUO WIFI have an external power supply allowing the phone to independently power itself when not connected to a host computer.

•	Unlike most VoIP telephone systems, our DUO and DUO WIFI both have standalone feature allowing them to be plugged directly into a standard internet connection without the use of a computer.

•	Our DUO and DUO WIFI are compact, space-efficient products.

•	The DUO WIFI also includes the ability to connect to the internet using a standard WiFi connection.

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

Our Services

Our business is to provide products and services that utilize VoIP technology to allow our consumer to make telephone calls over a broadband internet connection instead of using a regular (or analog) telephone line. VoIP works by converting the user’s voice into a digital signal that travels over the internet until it reaches its destination. If the user is calling a regular telephone line number, the signal is converted back into a voice signal once it reaches the end user. Our business model is to develop and commercialize software technology solutions for cost effective, real-time communications over the internet and related services.

Patents – Domestic and International

Our products are under US patent number 8,243,722 as well as International patents pending in 123 countries. Five additional patents have been submitted to the USPTO in the area of telecommunication and television technology.

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

Critical Accounting Policies

Our accounting policies are discussed and summarized in Note 3 to our financial statements.  The following describes our critical accounting policies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the financial statements, disclosures and contingencies. These estimates and assumptions are evaluated and revised routinely as required.

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

Our estimates and assumptions are based on experience, historical trends identified by management, telecommunications industry trends and the overall economic condition in the United States and abroad. Actual results could differ significantly from these estimates and assumptions, and the differences could be material.

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

Deferred Revenue

Our DUO products provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included in the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our devices are fully recognized at the time of our customer equipment sale, and the telephone service is amortized over the life of the service plan.  Subsequent renewals of the annual telephone service are amortized over the life of the service plan.

International calls are billed as earned from our customers.  International calls are prepaid and customers account is debited as minutes are used and earned.

Results of Operations

Three months ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues: Net revenues were $1,175,879 and $1,553,265 for the three months ended March 31, 2014, and 2013, respectively. The decrease in revenues is due to a reduction in sales of devices offset by and increase in telecom sales.

Cost of revenues: Cost of revenues were $753,455 and $1,349,584 for the three months ended March 31, 2014, and 2013, respectively. The decrease relates to a reduction costs related to the sale of devices and a reduction in telecom service charges.

Gross margin: Gross profits were $422,424 and $203,681 for the three months ended March 31, 2014 and 2013, respectively. The increase is due primarily to a reduction in the cost of telecom service and more efficiently managing our retail operations.

Operating expenses: Operating expenses were $922,265 compared to $1,437,601 for the three months ended March 31, 2014 and 2013, respectively. The decrease in operating expenses was primarily due to management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity.

	3-31-14	3-31-13	$ Decrease	% Decrease
Advertising	64,047	93,112	(29,065)	-31%
Compensation & Benefits	367,374	374,423	(7,049)	-2%
Professional fees	92,399	114,185	(21,786)	-19%
Depreciation & Amortization	58,317	77,463	(19,146)	-25%
Research & Development	96,281	296,003	(199,722)	-67%
General & Administrative	243,847	482,415	(238,568)	-49%
Total	922,265	1,437,601	(515,336)	-36%

Research and Development and Software Costs: We expense research and development costs as they are incurred. We account for our software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or completion of a working model. We capitalize costs for internally developed software in accordance with FASB ASC 350-40, “Internal-Use Software”. Capitalization stops when the product is available for general release to customers and capitalized cost will be amortized over the software’s expected useful life. We capitalized software costs of approximately $149,000 and $0 at March 31, 2014 and 2013, respectively.

General and Administrative Expenses: General and administrative expenses were $243,847 and $482,415 for the three months ended March 31, 2014 and 2013, respectively. The decrease in general and administrative expenses is also primarily due to management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity.

	3-31-14	3-31-13	$ Decrease	% Decrease
Insurance	40,314	84,164	(43,850)	-52%
Taxes and licenses	4,271	25,270	(20,999)	-83%
Travel	14,497	13,285	1,212	9%
Commissions	52,133	117,966	(65,833)	-56%
Other	132,632	241,730	(109,098)	-45%
Total	243,847	482,415	(238,568)	-49%

Loss From Operations: Losses from operations were $499,841 and $1,233,920 for the three months ended March 31, 2014 and 2013, respectively. The significant decrease in losses was due primarily to increased profitability by selling more telecom service and the reduction of operating expenses.

Interest Expense: Interest expense was $111,210 and $371,939 for the three months ended March 31, 2014 and 2013, respectively. The decrease in interest expense was primarily due to the reduction in debt related to the restructuring in the fourth quarter of 2013.

Net Loss: Net loss was $611,051 and $1,605,859 for the three months ended March 31, 2014 and 2013, respectively.

Net loss Per Common Share: Net loss per common share was $0.01 and $0.03 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our principal source of liquidity are our cash and cash equivalent balances, cash flow from operations, cash and indirect cash from our primary telecom service provider that is a related party and access to financial markets.

As of March 31, 2014, our cash and cash equivalents were $289,311 compared to $76,791 at December 31, 2013 and March 31, 2014, we had negative working capital of $2,901,450 compared to $4,899,826 at December 31, 2013. The improvement is due to the reduction in accounts payable related to the Telestrata transaction which converted approximately $930,000 from accounts payable to note payable to Telestrata.

Operating activities

For the three months ended March 31, 2014, net cash used in operating activities amounted to $1,097,403 primarily attributable to net losses of $611,051 the reduction in accounts payable partly offset by a decrease of $285,428 in deferred revenue.

Investing activities

For the three months ended March 31, 2014, net cash used in investing activities amounted to $80,911 primarily resulting from cash used for capitalized development costs of $149,311 offset by an increase in restricted cash of $68,400.

For the three months ended March 31, 2013, net cash used in investing activities amounted to $30,174 primarily resulting from cash used for investing in intangible assets.

Financing Activities

For the three months ended March 31, 2014, net cash provided by financing activities amounted to $1,390,834 primarily resulting from cash from promissory notes.

For the three months ended March 31, 2013, net cash provided by financing activities amounted to $525,00 primarily resulting from cash from demand notes and mortgage payable.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2014:

Due to the limited resources, we have insufficient personnel resources and technical accounting and reporting expertise to properly address all of the disclosure and accounting matters inherent in our financial transactions. We do not have a formal audit committee and the Board of Directors does not have a financial expert, thus we lack the Board oversight role within the financial reporting process.

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

Changes in Internal Controls.

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court For the Southern District of Florida, Civil Action No.: 9:12-cv-81022-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW. In the complaint we allege patent infringement by the defendants and are seeking injunctive relief and two hundred million dollars ($200,000,000) in damages as a result of the alleged patent infringement by defendants.

As a result of this action, MAGICJACK/ VOCALTEC LTC filed a document with the United States Patent Office (“USPTO”) requesting reexamination of netTALK patent 8,243,722. The USPTO granted the reexamination petition and the claim against MAGICJACK/VOVALTEC LTD was stayed pending the outcome of the USPTO reexamination.

In December 2013, netTALK received a USPTO Notice of Intent to Issue Ex Parte Reexamination Certificate (“NIRC”) for netTALK’s U.S. Patent Number 8,243,722.

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

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of March 31, 2014, the Company owes Arrow approximately $58,790 which is recorded in accounts payable. The Company will continue making installment payments until the obligation has been satisfied.

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

On June 30, 2012, a Statement of Claim was served by DACS Marketing & Sponsorship Inc. (“DACS”) on NetTalk.com Inc. The claim was for $125,834.21 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract. A Statement of Defense was delivered on behalf of the Company on August 31, 2012, denying all claims. On November 28, 2013, the Company and DACS entered into a settlement agreement providing for $60,000 in 4 monthly equal installments. As of March 31, 2014 the obligation has been satisfied.

On or about September 1, 2013, ADP Total Source filed a lawsuit against the Company. The claim is for an amount not exceeding $90,776 for general damages for alleged breach of contract. The Company settled with ADP on December 23, 2013 and is making monthly payments of $15,000 until the obligation is satisfied. The balance at March 31, 2014 was $25,777 and is recoded in accounts payable.

On February 24, 2013, a Statement of Claim was served by Sears Canada Inc. on the Company. The claim is for $24,131 for amounts Sears claims is owed to it pursuant to its agreement under the “Universal Terms and Conditions for Sears Canada Suppliers”. We have settled with Sears Canada for $24,131 and are currently making monthly installment of $2,464 until the obligation is satisfied. The balance due at March 31, 2014 is $22,177 and is recorded in accounts payable.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company is indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014 to make $1,000 monthly payments until the debt is satisfied.

We are aggressively defending all of the lawsuits and claims described above. Given the uncertainty and unpredictability of litigation there can be no assurance of no material adverse effect. The Company is engaged in other legal actions and claims arising in the ordinary course of business, none of which are believed to be material to the Company.

Item 1A. Risk Factors

For the quarter ended March 31, 2014, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 10,929,000 shares of common stock to management and employees under the 2012 Stock Option Plan on March 7, 2014.

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

Item 6. Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Net Talk.com Inc. (1)
3.02	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.03	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.04	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.05	Bylaws of Net Talk.com
10.01	Redemption and Debt Restructuring Agreement (2)
10.02	Fourth Amended and Restated Agreement (2)
10.03	6% Secured Promissory Note (2)
10.04	Restricted Stock and Warrant Purchase Agreement (3)
10.05	Registration Rights Agreement (3)
10.06	Secured Promissory Note (3)
10.07	Employment Agreements (4)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 21, 2014. (5)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 21, 2014. (5)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 21, 2014. (5)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 21, 2014. (5)
101.INS	XBRL Instance Document (5)
101.SCH	XBRL Taxonomy Extension Scheme Document (5)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Filed as an exhibit to the Company’s Form S-1 which was filed with the Commission on February 2, 2009, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on January 27, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on March 24, 2014 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 10-K, filed with the SEC on May 7, 2014 and incorporated herein by reference.
(5)	Filed herewith.

Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under the sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NetTalk.com, Inc.

Date: May 21, 2014	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

