Form 10-Q
period 2014-06-30
NET TALK.COM, INC.
filed 2014-08-18
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

The Registrant had 77,694,391 shares of Common Stock, par value $0.001 per share, outstanding as of August 12, 2014.

NET TALK.COM, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED JUNE 30, 2014

NET TALK.COM, INC.

Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$368,209	$76,791
Restricted cash	115,530	183,930
Accounts receivable, net	186,836	175,157
Inventory	1,032,540	1,126,300
Prepaid expenses and other assets	268,750	91,842
Total current assets	1,971,866	1,654,020

Building, equipment and land, net	2,679,667	2,794,148
Intangible assets, net	91,500	116,770
Development costs	301,658
Other assets	27,253	27,253
Total assets	$5,071,944	$4,592,191

Liabilities, redeemable preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$1,608,477	$2,434,952
Accrued expenses	1,087,415	773,905
Due to officer/shareholder	338,413	87,583
Deferred revenue	2,047,279	1,857,407
Mortgage payable	1,400,000	1,400,000
Current portion of promissory notes	3,000,000
Total current liabilities	9,481,584	6,553,847

Long term debt	2,941,155	4,529,278
Total liabilities	12,422,739	11,083,125

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 77,694,391 and 41,324,221 issued and outstanding as of June 30, 2014 and December 31, 2013	77,703	41,333
Additional paid in capital	55,104,058	55,009,280
Accumulated deficit	(62,532,556)	(61,541,547)
Total stockholders' deficit	(7,350,795)	(6,490,934)

Total liabilities and stockholders' deficit	$5,071,944	$4,592,191

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues	$1,276,611	$1,442,832	$2,452,490	$2,996,098

Cost of revenues	771,176	1,231,051	1,524,631	2,580,635

Gross profit	505,435	211,781	927,859	415,463

Operating expenses	764,693	1,211,251	1,686,958	2,648,853

Operating loss	(259,257)	(999,470)	(759,098)	(2,233,390)

Other income (expenses):
Interest expense	(120,702)	(353,015)	(231,912)	(724,954)
Other income	-	102,237	-	102,238

	(120,702)	(250,778)	(231,912)	(622,716)

Net loss	$(379,960)	$(1,250,248)	$(991,011)	$(2,856,106)

Basic and diluted earnings per common share	$(0.005)	$(0.02)	$(0.02)	$(0.05)

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flow used in operating activities:
Net loss	$(991,011)	$(2,856,106)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	139,751	154,982
Amortization of debt discount	-	464,874
Issuance of common stock	131,148	-
Recognition of deferred revenue	(1,931,535)	(2,335,470)
Exercise of net share settled warrants	-	126,955
Changes in assets and liabilities:
Accounts receivables	(11,679)	385,007
Prepaid expenses and other assets	(176,908)	98,910
Inventories	93,760	277,145
Deferred revenues	2,121,407	2,065,349
Accounts payable	(826,475)	207,840
Accrued liabilities	313,511	500,310
Net cash used in operating activities	(1,138,031)	(910,204)
Cash flow used in investing activities:
Restricted cash	68,399	(271)
Purchase of property and equipment	-	(8,447)
Development costs	(301,658)
Investment in intangible assets	-	(21,457)
Net cash used in investing activities:	(233,259)	(30,175)
Cash flow from financing activities:
Proceeds from promissory and demand notes	1,411,877	641,272
Proceeds from mortgage payable	-	400,000
Payments of demand notes	-	(92,185)
Proceeds from shareholder	250,830	-
Net cash provided by financing activities	1,662,707	949,087
Net increase in cash	291,418	8,708
Cash and cash equivalents, beginning	76,791	96,347
Cash and cash equivalents, ending	$368,209	$105,055
Supplemental disclosures:
Cash paid for interest	$84,000	$84,000

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Notes to Unaudited Financial Statements

Note 1 – Description of Business and Basis of Presentation

Description of Business

NET TALK.COM, INC. (“NetTalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida, under the name Discover Screens Inc. On September 10, 2008 the Company changed its name to NetTalk.com, Inc. We are a telephone company, who provides commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, and other similar type technologies. Our main products are the DUO; DUO II and DUOWIFI, analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our DUO products and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our DUO products provide one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO products are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval, and call transfer.

Basis of Presentation

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. However, the unaudited condensed financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for future fiscal quarters of 2014, for the year ending December 31, 2014 or for future periods. The significant accounting principles used in the preparation of these unaudited interim financial statements are the same as those used in the preparation of the annual audited financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and other Company filings with the Securities and Exchange Commission.

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

We recorded net losses of $379,960 and $991,011 for the three and six months ended June 30, 2014, compared to net losses of $1,250,248 and $2,856,106 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, we were indebted for $5,941,155, after deducting applicable discount, in promissory notes and $1,400,000 in a mortgage payable.

Our current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations, including interest and principal payments due in 2014. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

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

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated May 7, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an emphasis paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which may be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	As a result of the redemption and debt restructuring agreement (“Redemption Agreement”) with Vicis Capital Master Fund, we restructured the Company’s debt on December 31, 2013 resulting in the extinguishment of $13,662,615 of debt, $436,234 of accrued interest, $1,601,116 accrued dividends, cancelled 19,995,092 shares of common stock and cancelled common stock purchase warrants exercisable for 76,864,250 shares of the Company’s common stock.

•	We identified key vendors and developed strategic alliances whereby the Company has reduced it cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.

•	We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•	We eliminated 26 employees and reduced costs during 2013 by $1,164,000.

•	The Company entered into an engagement agreement with a New York based registered broker/dealer whereby the broker/dealer will represent the Company as its placement agent and financial advisor in connection with raising equity and/or debt financing.

In addition, we are seeking financing from other sources, including refinancing the mortgage on the building, the possibility of an infusion of equity to generate additional funds for operations, including the retention of an investment banker to seek funding and evaluate other strategic alternatives. There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, cash on hand and the maintenance of our strategic alliance with a key vendor may provide sufficient cash to meet current obligations for our operations to allow the Company to continue as a going concern.

There can be no assurance that the actions will be successful or any such new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Note 3 - Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. These estimates and assumptions are evaluated and revised periodically. Significant estimates inherent in the preparation of our financial statements include developing fair value measurements upon which to base our accounting for acquisitions of intangible assets and issuances of financial instruments, including our common stock. Our estimates also include developing useful lives for our tangible and intangible assets and cash flow projections upon which we determine the existence of, or the measurements for, impairments, allowance for billing adjustments, and doubtful accounts and allocation of prices between device and telecom services. In all instances, estimates are made by competent employees under the supervision of management, based upon the current circumstances and the best information available. Actual results could differ significantly from these estimates and assumptions, and the differences could be material.

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

Property and Equipment

Property, equipment and telecommunication equipment includes acquired assets which consist of building, land, network equipment, computer hardware, furniture, and software. All of our property and equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which ranges from three to thirty-five years. The costs associated with major improvements are capitalized while the cost of maintenance and repairs is charged to operating expenses.

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

Revenue Recognition

Revenue is generated from product sales, telecom services, shipping and handling charges and leasing cell tower and co-location rack space in our operations center. All revenues are recognized in accordance with ASC 605, Revenue Recognition and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and amounts are collectible from the customers.

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

Deferred Revenue

Our DUO products provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial period of telephone service is included in the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our DUO products are fully recognized at the time of our customer equipment sale, and the telephone service is amortized over the period of the service provided.  Subsequent renewals of the telephone service are amortized over the corresponding period of service.

Call plans including basic, domestic, international and pay as you go are prepaid and are recognized as revenue pro-ratably over the period of the Call Plan.

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

Research and Development and Software Costs

We expense research and development costs, as these costs are incurred. We account for our offering-related software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software development costs shall be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Development costs will be amortized based on current and future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product. As of June 30, 2014, the Company has capitalized $301,658 for software development costs.

Reclassification

Certain reclassifications have been made to prior years financial statements in order to conform to the current quarter’s presentation.

Share-Based Payment Arrangements

We apply the grant date fair value method to our share–based payment arrangements with employees and consultants. Share–based compensation cost to employees is measured at the grant date fair value, is based on the value of the award, and is recognized over the service period.  Share–based payments to non–employees are recorded at fair value on the measurement date and reflected in expense over the service period.

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

Certain Risks and Concentration

Our primary manufacturer accounted for approximately 23% and 20% of our cost of revenues for the six months ended June 30, 2014 and 2013. Our primary telecom service provider, which is owned by the current president of the Company, accounted for approximately 36% of our cost of revenues for the six months ended June 30, 2014. For the six months ended June 30, 2013 our primary telecom service provider, which was not owned by the current president, accounted for approximately 35% of our cost of revenues.

One of our customers presently operates under a consignment agreement. Under this agreement, we sell and ship merchandise to this customer and recognize revenues as we collect payments from the customer which assures our collectability.

Loss per common share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months and six months ended June 30, 2014 and 2013. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. If required, we compute the effects on diluted loss per common share arising from convertible securities using the if-converted method.

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

Recent accounting pronouncements

In February 2013, the Financial Accounting Standards Board issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance was effective on a prospective basis for the annual and interim reporting periods for the Company beginning January 1, 2013. The Company's adoption of this standard did not have a significant impact on its financial statements. The Company's accumulated other comprehensive loss is comprised of one item pertaining to the Company's unrealized gains and losses on marketable securities. Reclassification of the gains or losses occurs when the specific investments are sold.

Note 4 – Accounts Receivable

Trade accounts receivable consisted of the following at:

	June 30,	December 31,
	2014	2013

Accounts receivable, gross	$227,581	$304,501
Allowance for returns and doubtful accounts	(40,745)	(129,344)
Total	$186,836	$175,157

Note 5 – Inventory

Inventory consisted of the following at:

	June 30,	December 31,
	2014	2013

Raw materials	$661,902	$721,914
Finished goods	370,638	404,386
Total	$1,032,540	$1,126,300

Of our total finished goods inventory, at June 30, 2014 and December 31, 2013, $85,054 and $113,305, respectively, is held on consignment at one of our distributors.

During the six months ended June 30, 2014 and 2013, there were no write-downs of obsolete inventory.

Note 6 – Property and equipment

Building, equipment and land consisted of the following at:

	Estimated	June 30,	December 31,
	Useful Life	2014	2013

Telecommunication equipment	7	$356,154	$356,154
Computer equipment	5	169,754	169,754
Building	35	2,448,364	2,448,364
Building improvements	10	86,442	86,442
Office equipment and furnishing	7	48,212	48,212
Purchased software	3	34,147	34,147
Land		270,000	270,000
		3,413,073	3,413,073
Less: accumulated depreciation		(733,406)	(618,925)
Property and equipment, net		$2,679,667	$2,794,148

Our property and equipment is located in our network operations center and corporate offices which are housed in the same building. Depreciation expense for the three and six months ended June 30, 2014 was $57,240 and $114,481, respectively. Depreciation expense for the three and six months ended June 30, 2013 was $59,808 and $119,560, respectively.

Note 7 - Intangible Assets

Intangible assets consisted of the following at:

	Estimated	June 30,	December 31,
	Useful Life	2014	2013
Trademarks - national and international	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	93,747	93,747
Finance cost	2	83,280	83,280
		1,001,073	1,001,073
Less: accumulated amortization		(909,573)	(884,303)
Intangible assets, net		$91,500	$116,770

Amortization expense for the three and six months ended June 30, 2014 was $24,195 and $25,270, respectively. Amortization expense for the three and six months ended June 30, 2013 was $17,711 and $35,442, respectively.

Note 8 – Debt Restructuring, Promissory Notes and Mortgage Payable

Debt Restructuring

The Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of our Vicis loans to June 30, 2014 with two additional one year extensions if accrued interest is paid in full, and reduce the overall loans with Vicis from approximately $17,000,000 to $3,000,000. The restated loan accrues interest at six percent (6%) per annum. In addition, pursuant to the redemption and restructuring agreement, all shares and derivative securities held by Vicis including the series A convertible redeemable preferred stock, 19,995,092 shares of the Company’s common stock, and common stock purchase warrants exercisable for 76,864,250 shares of common stock have been returned to the Company and cancelled. The holders received no additional consideration to effect the modification.

The approximately $14,000,000 extinguishment of debt was recorded as an equity transaction and the cancelled securities have been reflected as a reduction of the related shares of preferred and common stock and other securities as of December 31, 2013. The result was a decrease to common stock of $19,995 and an increase to additional paid-in capital of $14,098,847 from the extinguishment of debt, $5,000,000 from the write-off of preferred stock and $1,601,116 from the write-off of preferred stock dividends.

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund July 7, 2014. PV extended the interest payment date for the initial interest payment from June 30, 2014 to September 1, 2014.  However, at that time, all interest accrued through that date will be due and payable in full in immediately available funds, with no grace period.  If such payment is not made on or before such date, or if no agreement between PV and the Company has been reached with regard to further extension, the full principal amount of the Note will then also be immediately due and payable in full, per its terms, and PV reserves all rights related thereto as set forth in the Note or otherwise.

Demand, Promissory and Convertible Notes

Debt consisted of the following at:

	June 30,	December 31,
	2014	2013

$3,000,000, 6% secured promissory note, due September 1, 2014	$3,000,000	$3,000,000
$300,000, 5% secured convertible note, due December 1, 2013	-	300,000
$200,000, 5% secured convertible note, due January 15, 2014	-	200,000
$2,766,155, 5% secured promissory note, due March 1, 2016	2,766,155	-
$175,000, 6% promissory note, due June 30, 2017	175,000	175,000
$1,400,000, 12% mortgage payable, due November 29, 2014	1,400,000	1,400,000
$854,278, demand notes, due on demand	-	854,278
	$7,341,155	$5,929,278

On March 11, 2014, the Company executed a secured promissory note with Telestrata LLC (“Telestrata”), a Colorado limited liability for $4,071,940. Interest accrues at 5% and the note and interest are payable March 1, 2016 subject to accelerated repayment terms as defined in the promissory note agreement. The principal balance of the note has increased $500,000 as provided by the promissory note agreement. As of June 30, 2014, the Company received $250,000 of additional cash payments and $250,000 of additional indirect cash payments for telecom service received from an affiliate of Telestrata. This affiliate is owned by the President of the Company. These amounts were added to the original principal balance resulting in a new principal balance of $2,766,155.

Reconciliation of Teletrata promissory note at:

	June 30,	December 31,
	2014	2013
Secured promissory note due to Telestrata	$4,071,940	$4,071,940
Less promissory note discount	(1,805,785)	(1,805,785)
Plus additional cash payment	250,000	200,000
Plus additional indirect cash payment for telecom service	250,000	57,396
Total	$2,766,155	$2,523,551

On May 31, and July 15, 2013, the Company issued to Samer Bishay, the current president of the Company and a related party, two 5% secured convertible promissory notes with face values of $300,000 and $200,000, respectively. These notes were due on December 1, 2013 and January 15, 2014, respectively, and were convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 and 2,500,000 common shares, respectively. These notes had a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefor or for any right to payment. On March 11, 2014, these notes were converted into the promissory note due to Telestrata as discussed above.

During the third and fourth quarters of 2013, the Company received $521,000, for working capital from a now related party. On March 11, 2014, these demand notes were converted into the promissory note due to Telestrata as discussed above.

During the first and second quarters of 2013, the Company received advances of $175,000 from a third party. These advances are evidenced by a promissory note that accrues interest at 6% per year and matures June 30, 2017.

During the first, second and third quarters of 2013, amounts totaling $137,185 was advanced to the Company as a short term loan from the CEO. As of December 31, 2013, all loans have been repaid by the Company and the Company owed the CEO $87,583 in back-pay.

In the first quarter of 2014, the CEO loaned the Company and the Company repaid $100,000 and the Company accrued the CEO’s cut in compensation of $18,750 and repaid back-pay of $29,250. In the second quarter of 2014, the CEO loaned the Company and the Company repaid $300,000 and the Company accrued the CEO’s cut in compensation of $18,750 and repaid back-pay of $58,333. The amount due to the CEO at June 30, 2014 is $338,413

Mortgage Payable

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

Note 9 – Revenue and Cost of Revenues

Revenues and cost of revenues consisted of the following at:

	Three Months End June 30,		Six Months End June 30,
	2014	2013	2014	2013
Revenues:
Sales of devices	$175,766	$529,994	$343,559	$847,595
Renewals and access charges	1,050,483	840,902	2,018,074	1,978,198
Other	50,362	71,936	90,857	170,305
Total	1,276,611	1,442,832	2,452,490	2,996,098

Cost of revenues:
Cost of sales of devices	276,696	306,053	560,368	809,676
Cost of renewals and access charges	494,480	826,124	964,263	1,569,012
Other		98,874		201,947
Total	771,176	1,231,051	1,524,631	2,580,635

Gross profit	$505,435	$211,781	$927,859	$415,463

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

All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The shares are compensatory in nature and are fully vested upon issuance. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions. The Company issued 10,929,000 share of common stock in the first quarter of 2014 to management and employees. The expense related to these shares was $131,148 and were debited in compensation expenses, additional paid in capital was credited for $120,219 and common stock was credited for $10,929. Also, the Company issued a common stock purchase warrant entitling management to purchase shares of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK.

Note 11 - Issuance of Common Stock and Warrants

Pursuant to the stock and warrant purchase agreement effective March 11, 2014 (the “Stock Agreement”), Telestrata acquired (a) 25,441,170 shares of the Company’s common stock and (b) a common stock purchase warrant entitling Telestrata to purchase shares of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK. Concerning the acquisition of the shares and warrants, Telestrata agreed to fund and/ or refinance as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,373 in loans to the Company received in the third and fourth quarters of 2013, (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company and (d) $500,000 of future cash payments and indirect cash payments for telecom services to be received from an affiliate of Telestrata. As described in Note 8 above, the Company is obligated to repay all such amounts advanced by Telestrata; provided, the Company is entitled to reduce the principal by up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note. The Company was also able to restructure the past due principal owed to its largest creditor as a result of obtaining this new debt capital provided by Telestrata. The debt restructuring is also described in Note 8 above.

Note 12 – Conversion of Warrants to Common Shares

For the nine months ended September 30, 2013, 4,231,832 warrants were converted into 1,057,958 common shares of netTALK. The share price of netTALK common stock on the day of conversion was $0.12; resulting in a charge of $126,955 included within general and administrative expenses in the Statements of Operations.

Note 13 - Related Party Transactions

During the first, second and third quarters of 2013, amounts totaling $137,185 was advanced to the Company as a short term loan from the CEO. As of December 31, 2013, all loans have been repaid by the Company and the Company owed the CEO $87,583 in back-pay.

In the first quarter of 2014, the CEO loaned the Company and the Company repaid $100,000 and the Company accrued the CEO’s cut in compensation of $18,750 and repaid back-pay of $29,250. In the second quarter of 2014, the CEO loaned the Company $300,000 and the Company accrued the CEO’s cut in compensation of $18,750 and repaid back-pay of $58,333. The amount due to the CEO at June 30, 2014 is $338,413

The Company’s president owns 100% as a vendor that provides a significant portion of our telecom service. Also, the President owns a significant portion of Telestrata who purchased an interest in the Company on March 11, 2014. See notes 8 and 11 for further discussion.

The Chief Operating Officer is related to the CEO and was promoted to COO January 1, 2014 by the Board of Directors.

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund July 7, 2014. PV extended the interest payment date for the initial interest payment from June 30, 2014 to September 1, 2014.  However, at that time, all interest accrued through that date will be due and payable in full in immediately available funds, with no grace period.  If such payment is not made on or before such date, or if no agreement between PV and the Company has been reached with regard to further extension, the full principal amount of the Note will then also be immediately due and payable in full, per its terms, and PV reserves all rights related thereto as set forth in the Note or otherwise.

Note 14 – Subsequent Events

July 7, 2014, Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund. PV extended the interest payment date for the initial interest payment from June 30, 2014 to September 1, 2014.  However, at that time, all interest accrued through that date will be due and payable in full in immediately available funds, with no grace period.  If such payment is not made on or before such date, or if no agreement between PV and the Company has been reached with regard to further extension, the full principal amount of the Note will then also be immediately due and payable in full, per its terms, and PV reserves all rights related thereto as set forth in the Note or otherwise.

The loan from the CEO of $300,000 was repaid to the Company in July 2014.

Note 15 – Commitments and Legal Proceedings

Employment Agreements

On January 2, 2014, the Company entered into employment agreements with the Chief Executive Officer, Executive Vice President, Chief Financial Officer, Chief Operating Officer and Chief Technical Officer according to the following terms: Stated salary for 2014 and 2015, a term of 2 to 5 years and a change in control payment, as defined in the agreements. Aggregate minimum annual payment is $655,000.

Commitments

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

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court For the Southern District of Florida, Civil Action No.: 9:12-cv-81022-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW. In the complaint we allege patent infringement by the defendants and are seeking injunctive relief and two hundred million dollars ($200,000,000) in damages as a result of the alleged patent infringement by defendants. There can be no assurances as to the outcome of this litigation.

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

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of June 30, 2014, the Company owes Arrow approximately $48,790 which is recorded in accounts payable. The Company will continue making installment payments until the obligation is paid in full.

On November 26, 2012, a supplier to the Client, Broadvox, LLC (“Broadvox”), filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, Case No.: CV-12-796095, alleging breach of contract by the Company and seeking damages of not less than $111,701 due to such alleged breach.  The Company and Broadvox entered into a settlement agreement providing for the payment of all past due amounts. The settlement was paid in full on October 29, 2013.

On June 30, 2012, a Statement of Claim was served by DACS Marketing & Sponsorship Inc. (“DACS”) on NetTalk.com Inc. The claim was for $125,834 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract. A Statement of Defense was delivered on behalf of the Company on August 31, 2012, denying all claims. On November 28, 2013, the Company and DACS entered into a settlement agreement providing for $60,000 in 4 monthly equal installments. The obligation was paid in full on February 7, 2014.

On or about September 1, 2013, ADP Total Source filed a lawsuit against the Company. The claim is for an amount not exceeding $90,776 for general damages for alleged breach of contract. The Company settled with ADP on December 23, 2013 and the obligation was paid in full on May 23, 2014.

On February 24, 2013, a Statement of Claim was served by Sears Canada Inc. on the Company. The claim is for $24,131 for amounts Sears claims is owed to it pursuant to its agreement under the “Universal Terms and Conditions for Sears Canada Suppliers”. We have settled with Sears Canada for $24,131 and are currently making monthly installment of $2,464 until the obligation is paid in full. The balance due at June 30, 2014 is $14,784 which is recorded in accounts payable.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,969. The Company has reached a settlement agreement on April 24, 2014 to make $1,000 monthly payments until the obligation is paid in full. The balance due at June 30, 2014 is $15,969 which is recorded in accounts payable.

On July 30, 2014, the Company was serve with a complaint from Active Media Services, Inc. that was filed in the United States District Court, Southern District of New York, Case No.: 14 CV 5915, alleging breach of contract by the Company and seeking damages of approximately $374,803 plus interest and collection costs due. As of the filing date of this 10-Q, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred and whether an accrual is necessary.

On July 30, 2014, the Company was serve with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798 which has been recorded in accounts payable as of June 30, 2014.

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

Note 16 – Patent Protection Costs

Assets are probable future economic benefits obtained as a result of past transactions or events. Legal fees and other costs incurred for successfully defending a patent from infringement are considered deferred legal costs in the sense that they are part of the cost of retaining and obtaining the future economic benefit of the patent as per Statement of Accounting Concept No. 6. If defense of the patent lawsuit is successful, costs may be capitalized to the extent of an evident increase in the value of the patent per TIS Section 2260.

Management believes it is probable that the patent will be successfully defended which will increase the patents value as a result of defending the suit. Thus, legal fees incurred defending our patent have been recorded in other assets. As of June 30, 2014 and December 31, 2013, legal fees recorded as other assets are $185,971 and $0, respectively.

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

Cautionary Statement about Forward Looking Statements

Certain statements contained in this Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “ seek, ” “ anticipate, ” “ believe, ” “ estimate, ” “ expect, ” “ intend, ” “ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue, ” “ may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected, as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

●	our ability to develop sales and marketing capabilities;

●	the accuracy of our estimates and projections;

●	our ability to fund our short-term and long-term financing needs;

●	changes in our business plan and corporate strategies; and other risks and uncertainties.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this Form 10-Q, as well as other public reports filed with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

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

We recorded net losses of $379,960 and $991,011 for the three and six months ended June 30, 2014, compared to net losses of $1,250,248 and $2,856,106 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, we were indebted for $5,941,155, after deducting applicable discount, in promissory notes and $1,400,000 in a mortgage payable.

Our current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations, including interest and principal payments, in 2014. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

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

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated May 7, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an emphasis paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which may be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	As a result of the Redemption Agreement, we restructured the Company’s debt on December 31, 2013 resulting in the extinguishment of $13,662,615 of debt, $436,234 of accrued interest, $1,601,116 accrued dividends, cancelled 19,995,092 shares of common stock and cancelled common stock purchase warrants exercisable for 76,864,250 shares of the Company’s common stock, effective December 31, 2013.

•	We identified key vendors and developed strategic alliances whereby the Company has reduced it cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.

•	We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•	We eliminated 26 employees and reduced costs during 2013 by $1,164,000.

•	The Company entered into an engagement agreement with a New York based registered broker/dealer whereby the broker/dealer will represent the Company as its placement agent and financial advisor in connection with raising equity and/or debt financing.

In addition, we are seeking financing from other sources, including refinancing the mortgage on the building, the possibility of an infusion of equity to generate additional funds for operations, including the retention of an investment banker to seek funding and evaluate other strategic alternatives. There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, cash on hand and the maintenance of our strategic alliance with a key vendor may provide sufficient cash to meet current obligations for our operations to allow the Company to continue as a going concern.

There can be no assurance that the actions will be successful or any such new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us.

General and Recent Developments

The Company executed a Redemption Agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of our loans to June 30, 2014 with two additional one year extensions, and reduce the overall loan with Vicis from approximately seventeen million dollars ($17,000,000) to three million dollars ($3,000,000). The restated loan accrues interest at six percent (6%) per annum.

In addition, pursuant to the Redemptions Agreement, all shares and derivative securities held by Vicis were cancelled including the series A convertible redeemable preferred stock, 19,995,092 shares of the Company’s common stock, and common stock purchase warrants exercisable for 76,864,250 shares of common stock. These securities have been returned to the Company and have been cancelled. The holders received no additional consideration to effect the modification.

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund July 7, 2014. PV extended the interest payment date for the initial interest payment from June 30, 2014 to September 1, 2014.  However, at that time, all interest accrued through that date will be due and payable in full in immediately available funds, with no grace period.  If such payment is not made on or before such date, or if no agreement between PV and the Company has been reached with regard to further extension, the full principal amount of the Note will then also be immediately due and payable in full, per its terms, and PV reserves all rights related thereto as set forth in the Note or otherwise.

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

On March 11, 2014, the Company executed a secured promissory note with Telestrata LLC (“Telestrata”), a Colorado limited liability company for $4,071,940. Interest accrues at 5% and the note and interest are payable March 1, 2016 subject to accelerated repayment terms as defined in the promissory note agreement. The principle balance of the note can increase based on additional advances, as defined in the promissory note agreement. As of June 30, 2014, the Company received $250,000 of additional cash payments and approximately $250,000 of additional indirect cash payments for telecom service received from an affiliate of Telestrata. This affiliate is owned by the President of the Company. These amounts were added to the original principal balance resulting in a new principal balance of $2,766,155 including the discount of up to $1,805,785. The promissory note provides for a discount of up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note.

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

Our DUO and DUO WIFI are compact, space-efficient products.

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

Patents – Domestic and International

Our products are under US patent number 8,243,722 and five additional patents have been submitted to the USPTO in the area of telecommunication and television technology.

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

We have been granted or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in  twenty-six states, as follows:

California	Indiana	Maine	Ohio	Wisconsin
Connecticut	Iowa	Missouri	Pennsylvania	Wyoming
Florida	Kentucky	Nebraska	Texas
Georgia	Louisiana	New Jersey	Utah
Idaho	Massachusetts	New York	Washington
Illinois	Maryland	North Carolina	West Virginia

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

Customers

Our customers are made up of residential and small businesses. We anticipate that future services will appeal to our existing customers and that our additional phone products and services will provide a complete phone package experience to our customers.

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

Geographic Markets

Our primary geographic market is the United States and Canada. Our target audience is individual consumers and small businesses looking to lower their current cost of telecommunications. We also expect to reach a large audience with our websites. We expect that consumers will find our websites by doing an internet search for VoIP service providers. We will also use other means of advertising such as direct to consumer sales, ecommerce and wholesale sales to retail stores.

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

Significant estimates inherent in the preparation of our financial statements include developing fair value measurements upon which to base our accounting for acquisitions of intangible assets and issuances of financial instruments, including our common stock. Our estimates also include developing useful lives for our tangible and intangible assets and cash flow projections upon which we determine the existence of, or the measurements for, impairments, allowance for billing adjustments and doubtful accounts and allocation of prices between devices and telecom services.

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

Deferred Revenue

Our DUO products provides for revenue recognition from the sale of the device and from the sale of telephone service. The initial year of telephone service is included in the sale price at time of sale and billed subsequently thereafter. Therefore, revenue recognition on our devices are fully recognized at the time of our customer equipment sale, and the telephone service is amortized over the life of the service plan.  Subsequent renewals of the telephone service are amortized over the life of the service plan.

Call plans including basic, domestic, international and pay as you go are prepaid and are recognized as revenue pro-ratably over the period of the Call Plan.

Results of Operations

Three months ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues: Net revenues were $1,276,611 and $1,442,832 for the three months ended June 30, 2014 and 2013, respectively. The decrease in revenues is primarily due to a decrease in devices sold offset, in part, by an increase in telecom renewals.

Cost of revenues: Cost of revenues were $771,176 and $1,231,051 for the three months ended June 30, 2014 and 2013, respectively. The decrease in cost of revenues is primarily due to a reduction in costs resulting from the reduction in the number of devices sold plus a reduction in telecom service charges per subscriber.

Gross margin: Gross profits were $505,435 and $211,781 for the three months ended June 30, 2014 and 2013, respectively. The increase is due primarily to a reduction in the cost of telecom service charges per subscriber.

Operating expenses: Operating expenses were $764,693 compared to $1,211,251 for the three months ended June 30, 2014 and 2013, respectively. The decrease in operating expenses was primarily due to management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity. Also, the Company began capitalizing development costs in the first quarter of 2014 as described below.

	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	$ Change	% Change
Advertising	43,939	59,200	(15,261)	-26%
Compensation & Benefits	241,467	311,244	(69,777)	-22%
Professional fees	45,562	97,239	(51,677)	-53%
Depreciation & Amortization	81,435	77,519	3,916	5%
Research & Development	89,722	215,067	(125,345)	-58%
General & Administrative	262,567	450,982	(188,415)	-42%
Total operating expenses	764,693	1,211,251	(446,558)

Research and Development: We expense research and development costs as they are incurred. We account for our software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or completion of a working model. We capitalize costs for internally developed software in accordance with FASB ASC 350-40, “Internal-Use Software”. We capitalized software costs of approximately $152,000 and $0 at June 30, 2014 and 2013, respectively. These products are not available for general release to customers and thus, are not being amortized.

General and Administrative Expenses: General and administrative expenses were $262,567 and $450,982 for the three months ended June 30, 2014 and 2013, respectively. The decrease in general and administrative expenses is also primarily due to management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity. These reductions are offset by an increase in travel expense in order to raise capital.

	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	$ Change	% Change
Insurance	41,750	44,558	(2,808)	-6%
Taxes and licenses	8,187	60,280	(52,093)	-86%
Travel	22,693	4,255	18,438	433%
Commissions	47,366	77,080	(29,714)	-39%
Other	142,571	264,809	(122,238)	-46%
Total G&A expenses	262,567	450,982	(188,415)

Loss from Operations: Losses from operations were $259,257 and $999,470 for the three months ended June 30, 2014 and 2013, respectively. The significant decrease in losses was due primarily to increased gross profit margin from the reduction in telecom service charges and the reduction of operating expenses.

Interest Expense: Interest expense was $120,702 and $353,015 for the three months ended June 30, 2014 and 2013, respectively. The decrease in interest expense was primarily due to the reduction in debt related to the restructuring in the fourth quarter of 2013.

Net Loss: Net loss was $379,960 and $1,250,248 for the three months ended June 30, 2014 and 2013, respectively.

Net loss Per Common Share: Net loss per common share was $0.01 and $0.02 for the three months ended June 30, 2014 and 2013, respectively.

Six months ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues: Net revenues were $2,452,490 and $2,996,098 for the six months ended June 30, 2014 and 2013, respectively. The decrease in revenues is primarily due to a reduction in sales of devices offset, in part, by an increase in telecom renewals.

Cost of revenues: Cost of revenues were $1,524,631 and $2,580,635 for the six months ended June 30, 2014 and 2013, respectively. The decrease in cost of revenues is primarily due to a reduction in costs resulting from the reduction in the number of devices sold plus a reduction in telecom service charges per subscriber.

Gross margin: Gross profits were $927,859 and $415,463 for the six months ended June 30, 2014 and 2013, respectively. The increase is due primarily to a reduction in the cost of telecom service charges per subscriber

Operating expenses: Operating expenses were $1,686,958 compared to $2,648,853 for the six months ended June 30, 2014 and 2013, respectively. The decrease in operating expenses was primarily due to management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity. Also, the Company began capitalizing development costs in the first quarter of 2014 as described below. These reductions are offset by the significant increase in professional fees to defend our patents.

	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	$ Change	% Change
Advertising	107,986	152,312	(44,326)	-29%
Compensation & Benefits	608,841	685,668	(76,827)	-11%
Professional fees	137,961	211,424	(73,463)	-35%
Depreciation & Amortization	139,752	154,982	(15,230)	-10%
Research & Development	186,003	511,069	(325,066)	-64%
General & Administrative	506,414	933,398	(426,984)	-46%
Total operating expenses	1,686,958	2,648,853	(961,895)

Research and Development and Software Development Costs: We expense research and development costs as they are incurred. We account for our software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or completion of a working model. We capitalize costs for internally developed software in accordance with FASB ASC 350-40, “Internal-Use Software”. We capitalized software costs of approximately $302,000 and $0 at June 30, 2014 and 2013, respectively. These products are not available for general release to customers and thus, are not being amortized.

General and Administrative Expenses: General and administrative expenses were $506,414 and $933,398 for the six months ended June 30, 2014 and 2013, respectively. The decrease in general and administrative expenses is also primarily due to management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity. These reductions are offset, in part, by an increase in travel expense in order to raise capital.

	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	$ Change	% Change
Insurance	82,064	128,722	(46,658)	-36%
Taxes and licenses	12,458	85,550	(73,092)	-85%
Travel	37,190	17,540	19,650	112%
Commissions	99,499	195,047	(95,548)	-49%
Other	275,203	506,539	(231,336)	-46%
Total G&A expenses	506,414	933,398	(426,984)

Loss from Operations: Losses from operations were $759,098 and $2,233,390 for the six months ended June 30, 2014 and 2013, respectively. The significant decrease in losses was due primarily to increased profitability by selling more telecom service and the reduction of operating expenses.

Interest Expense: Interest expense was $231,912 and $724,954 for the six months ended June 30, 2014 and 2013, respectively. The decrease in interest expense was primarily due to the reduction in debt related to the restructuring in the fourth quarter of 2014.

Net Loss: Net loss was $991,011 and $2,856,106 for the six months ended June 30, 2014 and 2013, respectively.

Net loss Per Common Share: Net loss per common share was $0.02 and $0.05 for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our principal source of liquidity are our cash and cash equivalent balances, cash flow from operations, and access to financial markets. Our current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations, including interest and principal payments due in 2014.

As of June 30, 2014, our cash and cash equivalents were $368,209 compared to $76,791 at December 31, 2013. As of June 30, 2014 we had negative working capital of $7,509,718 compared to $4,899,828 at December 31, 2013. The is due primarily to the increase in the current portion of long term debt partially offset by the reduction in accounts payable related to the Telestrata transaction which converted approximately $930,000 from accounts payable to note payable to Telestrata.

Net cash used in operating activities for the six months ended June 30, 2014 was $1,138,031 compared to net cash used in operations of $910,204 for the same period of 2013. The increase in cash used in operating activities was due primarily to the reduction in accounts payable.

Net cash used in investing activities for the six months ended June 30, 2014 was $233,259 compared to net cash used in investing activities of $30,175 for the same period of 2013. The increase in cash used in investing activities was due primarily to the increase in investment in development costs from the prior year.

Net cash provided by financing activities for the six months ended June 30, 2014 was $1,662,707 compared to net cash provided by financing activities of $949,087 for the same period of 2013. The increase in cash provided by investing activities was due primarily to cash proceeds from promissory notes in excess of prior year and loans from a shareholder.

Certain Risks and Concentration

Our primary manufacturer accounted for approximately 23% and 20% of our cost of revenues for the six months ended June 30, 2014 and 2013. Our primary telecom service provider, which is owned by the current president of the Company, accounted for approximately 36% of our cost of revenues for the six months ended June 30, 2014. Our primary telecom service provider, which was not owned by the current president, accounted for approximately 35% of our cost of revenues for the six months ended June 30, 2013.

One of our customers presently operates under a consignment agreement. Under this agreement, we sell and ship merchandise to our customer and recognize revenues as we collect payments from the customer which assures our collectability.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30 2014:

Due to the limited resources, we have insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in our financial transactions. We do not have a formal audit committee and the Board of Directors does not have a financial expert, thus we lack the Board oversight role within the financial reporting process.

Our small accounting department prohibits the segregation of duties and the timely review of accounts payable, expense reporting, inventory management and banking information.

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

Changes in Internal Controls.

During the six months ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court for the Southern District of Florida, Civil Action No.: 9:12-cv-81022-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW. In the complaint we allege patent infringement by the defendants and are seeking injunctive relief and two hundred million dollars ($200,000,000) in damages as a result of the alleged patent infringement by defendants. There can be no assurances as to the outcome of this litigation.

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

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of June 30, 2014, the Company owes Arrow approximately $48,790 which is recorded in accounts payable. The Company will continue making installment payments until the obligation is paid in full.

On November 26, 2012, a supplier to the Client, Broadvox, LLC (“Broadvox”), filed a complaint in the Court of Common Pleas, Cuyahoga County, Ohio, Case No.: CV-12-796095, alleging breach of contract by the Company and seeking damages of not less than $111,701 due to such alleged breach.  The Company and Broadvox entered into a settlement agreement providing for the payment of all past due amounts. The settlement was paid in full October 29, 2013.

On June 30, 2012, a Statement of Claim was served by DACS Marketing & Sponsorship Inc. (“DACS”) on NetTalk.com Inc. The claim was for $125,834 for amounts DACS claims is owing to it pursuant to its agreement as well as $126,000 for general damages for breach of contract. A Statement of Defense was delivered on behalf of the Company on August 31, 2012, denying all claims. On November 28, 2013, the Company and DACS entered into a settlement agreement providing for $60,000 in 4 monthly equal installments. The obligation was paid in full on February 7, 2014.

On or about September 1, 2013, ADP Total Source filed a lawsuit against the Company. The claim is for an amount not exceeding $90,776 for general damages for alleged breach of contract. The Company settled with ADP on December 23,2013 and the obligation was paid in full May 23, 2014.

On February 24, 2013, a Statement of Claim was served by Sears Canada Inc. on the Company. The claim is for $24,131 for amounts Sears claims is owed to it pursuant to its agreement under the “Universal Terms and Conditions for Sears Canada Suppliers”. We have settled with Sears Canada for $24,131 and are currently making monthly installment of $2,464 until the obligation is satisfied. The balance due at June 30, 2014 is $14,784 which is recorded in accounts payable.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014 to make $1,000 monthly payments until the debt is satisfied. The balance due at June 30, 2014 is $15,969 which is recorded in accounts payable.

On July 30, 2014, the Company was serve with a complaint from Active Media Services, Inc. that was filed in the United States District Court, Southern District of New York, Case No.: 14 CV 5915, alleging breach of contract by the Company and seeking damages of approximately $374,803 plus interest and collection costs due. As of the filing date of this 10-Q, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred and whether an accrual is necessary.

On July 30, 2014, the Company was serve with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798 which has been recorded in accounts payable as of June 30, 2014.

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

Item 1A.   Risk Factors

For the quarter ended June 30, 2014, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K.

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

Item 6. Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Net Talk.com Inc. (1)
3.02	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.03	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.04	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.05	Bylaws of Net Talk.com
10.01	Redemption and Debt Restructuring Agreement (2)
10.02	Fourth Amended and Restated Agreement (2)
10.03	6% Secured Promissory Note (2)
10.04	Restricted Stock and Warrant Purchase Agreement (3)
10.05	Registration Rights Agreement (3)
10.06	Secured Promissory Note (3)
10.07	Employment Agreements (4)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2014. (5)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2014. (5)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2014. (5)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2014. (5)
101.	INS XBRL Instance Document (5)
101.	SCH XBRL Taxonomy Extension Scheme Document (5)
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.	LAB XBRL Taxonomy Extension Label Linkbase Document (5)
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document (5)

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

NetTalk.com, Inc.

Date: August 18, 2014	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

