Form 10-Q
period 2014-09-30
NET TALK.COM, INC.
filed 2014-11-17
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-53668

NETTALK.COM, INC.

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

The Registrant had 121,398,391 shares of Common Stock, par value $0.001 per share, outstanding as of November 17, 2014.

NET TALK.COM, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED SEPTEMBER 30, 2014

netTALK.COM, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,557	$76,791
Restricted cash	115,530	183,930
Accounts receivable, net	85,224	175,157
Inventory	1,131,137	1,126,300
Prepaid expenses	-	91,842
Total current assets	1,479,448	1,654,020

Property and equipment	2,640,355	2,794,148
Intangible assets, net	78,864	116,770
Development costs	404,860	-
Other assets	424,190	27,253

Total assets	$5,027,717	$4,592,191

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,307,462	$2,434,952
Accrued expenses	1,235,476	773,905
Due to Shareholder	57,163	87,583
Deferred revenue	1,980,775	1,857,407
Current portion of long-term debt	4,483,500	1,400,000
Total current liabilities	10,064,376	6,553,847

Long term debt	2,996,155	4,529,278
Total liabilities	13,060,531	11,083,125

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 77,694,391 and 41,324,221 issued and outstanding as of September 30, 2014 and December 31, 2013	77,703	41,333
Additional paid in capital	55,104,058	55,009,280
Accumulated deficit	(63,214,575)	(61,541,547)
Total stockholders' deficit	(8,032,814)	(6,490,934)

Total liabilities and stockholders' deficit	$5,027,717	$4,592,191

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$1,209,473	$1,491,404	$3,661,964	$4,413,763

Cost of revenues	826,226	1,107,261	2,350,857	3,687,895

Gross profit	383,247	384,143	1,311,107	725,868

Operating expenses	901,496	1,129,744	2,588,454	3,778,597

Operating loss	(518,249)	(745,601)	(1,277,347)	(3,052,729)

Other income (expenses):
Interest expense	(163,770)	(365,423)	(395,682)	(1,090,377)
Other income	-	226,145	-	402,122

	(163,770)	(139,278)	(395,682)	(688,255)

Net loss	$(682,019)	$(884,879)	$(1,673,029)	$(3,740,984)

Basic and diluted earnings per common share	$(0.01)	$(0.01)	$(0.02)	$(0.06)

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flow used in operating activities:
Net loss	$(1,673,029)	$(3,740,984)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	212,695	225,825
Amortization of debt discount	-	703,575
Exercise of net share settled warrants	-	126,955
Changes in assets and liabilities:
Accounts receivables	89,933	295,492
Prepaid expenses and other assets	(300,511)	131,835
Inventories	(4,837)	321,408
Other assets	(4,584)	-
Deferred revenues	123,369	(307,551)
Accounts payable	(127,490)	5,526
Accrued liabilities	461,571	604,093
Net cash used in operating activities	(1,222,883)	(1,633,826)
Cash flow used in investing activities:
Restricted cash	68,400	(271)
Purchase of property and equipment	(20,996)	(8,446)
Development costs	(404,860)	-
Investment in intangible assets	-	(28,043)
Net cash used in investing activities:	(357,456)	(36,760)
Cash flow from financing activities:
Proceeds from promissory and demand notes	1,550,377	1,407,272
Issuance of common stock	131,148	-
Proceeds from mortgage payable	-	400,000
Payments of demand notes	-	(112,185)
Due to shareholder	(30,420)	-
Net cash provided by financing activities	1,651,105	1,695,087
Net increase in cash	70,766	24,501
Cash and cash equivalents, beginning	76,791	96,347
Cash and cash equivalents, ending	$147,557	$120,848
Supplemental disclosures:
Cash paid for interest	$126,000	$119,600

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Notes to Unaudited Condensed Financial Statements

Note 1 – Description of Business and Basis of Presentation

Description of Business

NET TALK.COM, INC. (“NetTalk” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida, under the name Discover Screens Inc. On September 10, 2008 the Company changed its name to NetTalk.com Inc. We are a telephone company who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, and other similar type technologies. Our main offerings are (1) analog telephone adapters (“Device or Devices”) that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our Devices and the telecommunication services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our Devices provide one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our Device are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval, and call transfer.

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. However, the unaudited condensed interim financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or for future periods. The significant accounting principles used in the preparation of these unaudited condensed interim financial statements are the same as those used in the preparation of the annual audited financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and other Company filings with the Securities and Exchange Commission.

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

We recorded net losses of $682,018 and 1,673,029 for the three and nine months ended September 30, 2014, compared to net losses of $884,879 and 3,740,984 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, we had $2,996,155 in long term debt, after deducting applicable discount, $3,083,500 in short promissory notes and $1,400,000 in a short term mortgage payable. The Company raised approximately $138,500 in convertible promissory notes in the third quarter and have a commitment for an additional $400,000.

Our current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations or debt that is maturing in November 29, 2014 or that is due on demand. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

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

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated May 7, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an emphasis of a matter paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	As a result of the redemption and debt restructuring agreement (“Redemption Agreement”), we restructured the Company’s debt on December 31, 2013 resulting in the extinguishment of $13,662,615 of debt, $436,234 of accrued interest, $1,601,116 accrued dividends, cancelled 19,995,092 shares of common stock and cancelled common stock purchase warrants exercisable for 76,864,250 shares of the Company’s common stock.

•	We identified key vendors and developed strategic alliances whereby the Company has reduced its cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.

•	We have implemented more stringent credit and collection procedures and controls in an attempt to reduce days outstanding of trade accounts receivable and improve working capital.

•	We eliminated 26 employees and reduced costs during 2013 by $1,164,000.

•	The Company entered into an engagement agreement with a New York based registered broker/dealer whereby the broker/dealer will represent the Company as its placement agent and financial advisor in connection with raising equity and or debt financing.

There can be no assurance that the actions outlined above will be successful or any new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Note 3 - Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Significant estimates inherent in the preparation of our financial statements include developing fair value measurements upon which to base our accounting for acquisitions of intangible assets and issuances of financial instruments, including our common stock. Our estimates also include developing useful lives for our tangible and intangible assets and cash flow projections upon which we determine the existence of, or the measurements for, impairments, allowance for billing adjustments, doubtful accounts and allocation of prices between device and telecom services.

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

Revenue Recognition

Revenue is generated from product sales, telecom services, shipping and handling charges, leasing cell tower space and leasing co-location rack space in our operations center. All revenues are recognized in accordance with ASC 605, Revenue Recognition and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and amounts are collectible from the customers.

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

Deferred Revenue

The initial sale of our Device includes telecom service ranging from 1 month to 12 months. The revenue that is telecom is recognized ratably monthly as the service is used. The portion of the telecom service prepaid is recorded as deferred revenue. Subsequent renewals for telephone service are amortized over the corresponding number of months in the call plan.

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

Research and Development: We capitalize costs of software to be sold, leased or marketed in accordance with FASB ASC 985-20. We expense research and development costs as they are incurred. We account for our software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or completion of a working model. Capitalization stops when the product is available for general release to customers

We capitalize costs for internally developed software in accordance with FASB ASC 350-40. Costs incurred in the preliminary project stage are expensed as incurred. Preliminary project stage includes conceptual formulations and evaluation of alternatives, determination of existence of needed technology and final selection of alternatives. Costs incurred in the application development stage are capitalized as incurred and includes design of chosen path, configuration, coding, installation of hardware, and testing. Capitalization stops after software implementation.

We capitalized development costs of $404,860 for the nine months ended September 30, 2014. Capitalized cost will be amortized over the software’s expected useful life. These products are not available for general release to customers or for internal use by the Company and thus, are not being amortized.

Reclassification

Certain reclassifications have been made to prior years financial statements in order to conform to the current quarter’s presentation.

Share-Based Payment Arrangements

We apply the grant date fair value method to our share–based payment arrangements with employees and consultants. Share–based compensation cost to employees is measured at the grant date. Fair value is based on the value of the award and is recognized over the service period.  Share–based payments to non–employees are recorded at fair value on the measurement date and reflected in expense over the service period.

NetTalk stock option plans are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of such persons with those of the Company’s shareholders. All of the Company’s employees, officers, directors, consultants and advisors that are (i) natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans.

Certain Risks and Concentration

Our primary manufacturer accounted for approximately 24% and 21% of our cost of revenues for the nine months ended September 30, 2014 and 2013. Our primary telecom service provider which is owned by the current President of the Company, accounted for approximately 35% of our cost of revenues for the nine months ended September 30, 2014. Our primary telecom service provider which was not owned by the current President, accounted for approximately 25% of our cost of revenues for the nine months ended September 30, 2013.

One of our customers presently operates under a consignment agreement. Under this agreement, we sell and ship merchandise to our customer and recognize revenues as we collect payments from the customer which assures our collectability.

Loss per common share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to the Company available to common stockholders by the weighted average number of common shares outstanding for the three months and nine months ended September 30, 2014 and 2013. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In accordance with ASC 260, the effect of potentially dilutive securities is not considered during periods of loss or if the effect is anti-dilutive. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. If required, we compute the effects on diluted loss per common share arising from convertible securities using the if-converted method.

Income Taxes

We record our income taxes using the asset and liability method. Under this method, the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis are reflected as tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences reverse. Changes in these deferred tax assets and liabilities are reflected in the provision for income taxes. However, we are required to evaluate the recoverability of net deferred tax assets. If it is more likely than not that some portion of a net deferred tax asset will not be realized, a valuation allowance is recognized with a charge to the provision for income taxes. Utilization of the Company’s net operating loss may be subject to a substantial annual limitation if there is an ownership change as set fourth in Internal Revenue Code Section 382.

Recent accounting pronouncements

In May 2014, the FASB issued a standard on revenue recognition that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is effective for our interim and annual reporting periods beginning after December 15, 2016 and allows for either full retrospective adoption or modified retrospective adoption. We will adopt this guidance on January 1, 2017, and are currently evaluating the impact on our condensed consolidated unaudited financial statements.

Note 4 – Accounts Receivable

Trade accounts receivable consisted of the following at:

	September 30,	December 31,
	2014	2013

Accounts receivable, gross	$125,969	$304,501
Allowance for returns and doubtful accounts	(40,745)	(129,344)
Total	$85,224	$175,157

Note 5 – Inventory

Inventory consisted of the following at:

	September 30,	December 31,
	2014	2013

Raw materials	$178,998	$721,914
Finished goods	952,139	404,386
Total	$1,131,137	$1,126,300

Of our total finished goods inventory, at September 30, 2014 and December 31, 2013, $72,317 and $105,658, respectively, is held on consignment at one of our distributors.

During the nine months ended September 30, 2014 and 2013, there were no write-downs of obsolete inventory.

Note 6 – Property and equipment

Property and equipment consisted of the following at:

	Estimated	September 30,	December 31,
	Useful Life	2014	2013

Telecommunication equipment	7	$370,045	$356,154
Computer equipment	5	171,659	169,754
Building	35	2,448,364	2,448,364
Building improvements	10	86,442	86,442
Office equipment and furnishing	7	53,412	48,212
Purchased software	3	34,147	34,147
Land		270,000	270,000
		3,434,069	3,413,073
Less: accumulated depreciation		(793,714)	(618,925)
Property and equipment, net		$2,640,355	$2,794,148

Our property and equipment is located in our network operations center and corporate offices which are housed in the same building. Depreciation expense for the three and nine months ended September 30, 2014 was $60,307 and $174,789, respectively. Depreciation expense for the three and nine months ended September 30, 2013 was $58,678 and $178,238, respectively.

Note 7 - Intangible Assets

Intangible assets consisted of the following at:

	Estimated	September 30,	December 31,
	Useful Life	2014	2013
Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	93,747	93,747
Finance cost	2	83,280	83,280
		1,001,073	1,001,073
Less: accumulated amortization		(922,209)	(884,303)
Intangible assets, net		$78,864	$116,770

Amortization expense for the three and nine months ended September 30, 2014 was $12,636 and $37,906, respectively. Amortization expense for the three and nine months ended September 30, 2013 was $12,165 and $47,587, respectively.

Note 8 – Debt Restructuring, Promissory Notes and Mortgage Payable

Debt Restructuring

The Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of our loans to September 30, 2014 with two additional one year extensions if accrued interest is paid in full, and reduce the overall loan with Vicis from approximately $17,000,000 to $3,000,000. The restated loan accrued interest at six percent (6%) per annum. In addition, pursuant to the redemption and restructuring agreement, all shares and derivative securities held by Vicis including the series A convertible redeemable preferred stock, 19,995,092 shares of the Company’s common stock, and common stock purchase warrants exercisable for 76,864,250 shares of common stock have been returned to the Company and cancelled. The holders received no additional consideration to effect the modification.

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

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund July 7, 2014. PV extended the interest payment date for the initial interest payment from June 30, 2014 to September 1, 2014.  On September 1, 2014, a note amendment agreement was entered into whereby, the note is due on demand and the interest rate and terms are as follows: Interest on the principal amount (or any balance thereof) outstanding from time to time under this Note shall accrue at a fixed rate per year equal to nine percent (9%) during the period from July 1, 2014 through August 31, 2014; and provided further, that interest shall accrue at a fixed rate per year equal to twelve percent (12%); from and after September 1, 2014 until the Note is paid in full (in each case, computed on the basis of a 360-day year).

On August 21, 2014, Net Talk.Com, Inc. (“the Company”) issued a Convertible Promissory Note (the “Note”) to JMJ Financial (“JMJ”), an accredited investor, in the aggregate principal amount of five hundred thousand dollars ($500,000) for an aggregate purchase price of up to four-hundred and fifty thousand ($450,000) dollars (“Aggregate Purchase Price”).

JMJ paid initial consideration of $50,000 and may, at JMJ’s discretion, pay additional consideration, up to an amount equal to the Aggregate Purchase price. The principal sum due to JMJ shall be prorated based upon the amount of consideration actually paid by JMJ to the Company (plus an approximate 10% original issue discount that is prorated based upon the amount of consideration actually paid by JMJ to the Company) such that the Company is only required to repay the amount actually funded by JMJ.

The Note is convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.17 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the right, in its discretion, to enforce a “Conversion Floor” equal to $0.10 per share, which, if enforced by the Company, shall require the Company to make whole any loss suffered by JMJ in the form of cash payment, as further described in the Amendment to the Note, attached hereto as Exhibit 10.2 (the “Amendment”).

The Note has a maturity date of August 21, 2016. If the Company repays any then outstanding principal amount due to JMJ prior to the date 90 days following the issue date (the “Interest Date”) of the Note, the interest on such amount shall be 0%. If the Company repays any then outstanding principal amount due to JMJ after the Interest Date, such amount shall be charged with a one-time 12% interest charge.

The Note was offered and sold to an accredited investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933.

On September 24, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc. (“KBM”) pursuant to which the Company issued an 8% Convertible Promissory Note (the “Note”) to KBM, an accredited investor, in the principal amount of eighty-three thousand five hundred dollars ($83,500) for a purchase price of eighty-three thousand five hundred dollars ($83,500).

The Note is convertible, at the option of the holder, into shares of the Company common stock, par value $0.001 per share, based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in the Note, substantially in the form attached hereto as Exhibit 10.2. Interest accrues at 8% per annum and is due at maturity date which is September 11, 2015.

The Note was offered and sold to an accredited investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933.

Demand, Promissory and Convertible Notes

Long term debt consisted of the following at:

	September 30,	December 31,
	2014	2013

$3,000,000, 6% secured promissory note, due on demand	$3,000,000	$3,000,000
$1,400,000, 12% mortgage note, due November 29, 2014	1,400,000	1,400,000
$300,000, 5% secured convertible note, due December 1, 2013	-	300,000
$200,000, 5% secured convertible note, due January 15, 2014	-	200,000
$2,766,155, 5% secured promissory note, due March 1, 2016	2,766,155	-
$175,000, 6% promissory note, due June 30, 2017	175,000	175,000
$500,000 12% convertible promissory note, due August 21, 2016	55,000
$83,500 8% convertible promissory note, due September 19, 2015	83,500
$854,278, demand notes, due on demand	-	854,278
Total	7,479,655	5,929,278
Less current portion	(4,483,500)	(1,400,000)
Long-term debt	$2,996,155	$4,529,278

On March 11, 2014, the Company executed a secured promissory note with Telestrata LLC (“Telestrata”), a Colorado limited liability for $4,071,940. Interest accrues at 5% and the note and interest are payable March 1, 2016 subject to accelerated repayment terms as defined in the promissory note agreement. In the second quarter of 2014, the principle balance of the note has increased $500,000 as provided by the promissory note agreement of which $250,000 was additional cash payments and $250,000 was additional indirect cash payments for telecom service received from an affiliate of Telestrata. This affiliate is owned by the President of the Company. The Company is obligated to repay all such amounts advanced by Telestrata; provided, the Company is entitled to reduce the principal by up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note.

Reconciliation of Teletrata promissory note at:

September 30,
2014
Secured promissory note due to Telestrata	$4,071,940
Less promissory note discount	(1,805,785)
Plus additional cash payment	250,000
Plus additional indirect cash payment for telecom service	250,000
Total	$2,766,155

On May 31, and July 15, 2013, the Company issued to Samer Bishay, the current president of the Company and a related party, two 5% secured convertible promissory notes with face values of $300,000 and $200,000, respectively. These notes were due on December 1, 2013 and January 15, 2014, respectively, and were convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 and 2,500,000 common shares, respectively. These notes had a second priority security interest, junior in priority only to the holder of the first priority interest, to all real property of the Company and any and all cash proceeds and/or noncash proceeds of any of the foregoing, including, without limitation, insurance proceeds, and all supporting obligations and the security therefore or for any right to payment. On March 11, 2014, these notes were converted and cancelled as part of the promissory note due to Telestrata as discussed above.

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

In the first quarter of 2014, the CEO loaned the Company and the Company repaid $100,000 and the Company accrued the CEO’s cut in compensation of $18,750 and repaid back-pay of $29,250. In the second quarter of 2014, the CEO loaned the Company $300,000 and the Company accrued the CEO’s cut in compensation of $18,750 and repaid back-pay of $58,333. In the third quarter of 2014, the CEO was repaid $300,000 by the Company, the Company accrued the CEO’s cut in compensation of $18,750 and the amount due to the CEO at September 30, 2014 is $57,163.

Mortgage Payable

On November 29, 2012, the Company borrowed $1,000,000 from a lender and in exchange, the Company issued a 12% promissory note and a mortgage and security agreement. The 12% promissory note, among other matters, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169. We are working with the lender to extend the maturity date of the mortgage payable. See footnote 14 for further discussion.

On January 11, 2013, we received an additional advance of $400,000 pursuant to its existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was endorsed by a promissory note which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per annum, is payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169. Even though we cannot refinance the mortgage payable as discussed in footnote 14, the Company is working with the lender to extend the maturity date of the mortgage payable.

Note 9 – Revenue and Cost of Revenues

Revenues and cost of revenues consisted of the following at:

	Three Months End September 30,		Nine Months End September 30,
	2014	2013	2014	2013
Revenues:
Sales of devices	$175,572	$304,952	$519,131	$1,152,547
Renewals and access charges	954,412	1,092,001	2,972,486	3,070,198
Other	79,490	94,451	170,347	191,018
Total	1,209,474	1,491,404	3,661,964	4,413,763

Cost of revenues:
Cost of sales of devices	322,145	413,196	853,968	1,222,873
Cost of renewals and access charges	412,846	609,500	1,348,564	2,178,512
Other	91,235	84,565	148,325	286,510
Total	826,226	1,107,261	2,350,857	3,687,895

Gross profit	$383,248	$384,143	$1,311,107	$725,868

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

All of the Company’s employees, officers, directors, consultants and advisors that are (i) natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plan. The shares are compensatory in nature and are fully vested upon issuance. We have valued the shares consistent with fair value at the time of issuance including and adjusted for ownership restrictions. The Company issued 781,500 shares of common stock in 2012 and 10,929,000 share of common stock in the first quarter of 2014 to management and employees. The expense related to these shares were $131,148 and were debited in compensation expenses, additional paid in capital was credited for $120,219 and common stock was credited for $10,929. Also, the Company issued a common stock purchase warrant entitling management to purchase shares of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK.

Note 11 - Issuance of Common Stock and Warrants

Pursuant to the stock and warrant purchase agreement effective March 11, 2014 (the “Stock Agreement”), Telestrata acquired (a) 25,441,170 shares of the Company’s common stock and (b) a common stock purchase warrant entitling Telestrata to purchase shares of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK. Concerning the acquisition of the shares and warrant, Telestrata agreed to fund and/or refinance as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,373 in loans to the Company received in the third and fourth quarters of 2013, (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company and (d) $500,000 of future cash payments and indirect cash payments for telecom services to be received from an affiliate of Telestrata. As described in Note 8 above, the Company is obligated to repay all such amounts advanced by Telestrata; provided, the Company is entitled to a reduce the principal by up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note. The Company was also able to restructure the past due principal owed to its largest creditor as a result of obtaining this new debt capital provided by Telestrata. The Debt Restructuring is also described in Note 8 above.

Note 12 – Conversion of Warrants to Common Shares

For the nine months ended September 30, 2013, 4,231,832 warrants were converted into 1,057,958 common shares of netTALK. The share price of netTALK common stock on the day of conversion was $0.12; resulting in a charge of $126,955 included within general and administrative expenses in the Statements of Operations.

Note 13 - Related Party Transactions

During the first, second and third quarters of 2013, amounts totaling $137,185 were advanced to the Company as a short term loan from the CEO. As of December 31, 2013, all loans have been repaid by the Company and the Company owed the CEO $87,583 in back-pay.

In the first quarter of 2014, the CEO loaned the Company and the Company repaid $100,000 and the Company accrued the CEO’s cut in compensation of $18,750 and repaid back-pay of $29,250. In the second quarter of 2014, the CEO loaned the Company and the Company repaid $300,000 and the Company accrued the CEO’s cut in compensation of $18,750 and repaid back-pay of $58,333. The amount due to the CEO at September 30, 2014 is $57,163.

The Company’s president owns 100% of a vendor that provides a significant portion of our telecom service. Also, the President owns a significant portion of Telestrata who purchased an interest in the Company on March 11, 2014. See notes 8 and 11 for further discussion.

The Chief Operating Officer is related to the CEO and was promoted to COO January 1, 2014 by the Board of Directors.

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund on July 7, 2014. The parties executed a note amendment agreement September 1, 2014 whereby the note is due on demand and interest is accruing at 12% annually. See footnote 8 for further discussion on the note and terms.

Note 14 – Subsequent Events

On October 10, 2014, the Company received a termination letter from its primary vendor, Iristel  (owned by, and with its CEO being, the President of NetTALK), which provides telecommunications service and phone numbers (“DID”), with respect to two contracts between Iristel and the Company, one dealing with carriage and one dealing with DIDs.   Upon being informed of the termination, the Company ported its carriage to a new carrier, and informed Iristel that, pursuant to its rights under the DID contract, it would port the DIDs promptly to a new provider.  On October 17, 2014, Samer Bishay, current President of the Company and CEO of Iristel, purporting to act on behalf of both the Company and Irisitel, without conflict waivers of any sort, attempted to agree to rescind the termination of the DID contract, which neither Iristel nor the Company had the power to do. The Company continues to attempt to shift the DIDs to new carriers, but Iristel, through Samer Bishay, the President of the Company, refuses to allow these customers to be moved to new DID vendors.

On October 15, 2014, Telestrata, owned or controlled by three members of the NetTalk board of directors, exercised its warrants for 19,424,000 shares of netTALK common stock.  On October 16, (1) members of management exercised their warrants for 24,280,000 shares of netTALK common stock and (2) shareholders representing more than a majority of the then outstanding common stock of the Company voted, via written consent in lieu of a meeting, to remove each of Samer Bishay (President), Maged Bishara, and Nardir Aljasrawi from their positions as members of the Company's Board of Directors (the "Removal").

The Removal will become effective approximately (but not less than) 20 days after the filing of definitive information statement and its mailing to the Company's stockholders.

On October 27, 2014, Company was notified that Samer Bishay, current President of the Company, on or about October 24th, 2014, through counsel for Telestrata, LLC, an entity with which he is affiliated, unilaterally filed a mortgage in the amount of approximately $4.5 million, encumbering certain real property of the Company. The Company's Board of Directors (the "Board"), through a unanimous written consent executed September 2, 2014, by all directors including Mr. Bishay, authorized the company to undertake such action only under certain conditions, including the condition that only the Chief Financial Officer of the Company, could execute and authorize any such filing. Such written consent has not been revoked, modified or superseded by any subsequent valid action of the Board, and accordingly, the Company is working with counsel to rescind such unauthorized encumbrance and pursue any causes of action it or it shareholders may have against Mr. Bishay.

As a result of this unauthorized encumbrance, at this time the Company is unable to refinance the mortgage payable that matures November 29, 2014. We are working with lender to extend the maturity date of the mortgage payable.

The Company hired a consultant effective October 1, 2014 to assist management with strategic planning and raising capital.

The Company has entered into contracts with various telecom vendors in the fourth quarter of 2014 with an annual commitment of approximately $118,000 and a total commitment of approximately $205,000 as defined in the agreement.

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

The Company entered into a contract with a telecom vendor in the third quarter of 2014 with an annual commitment of approximately $168,000 and a total commitment of approximately $336,000 as defined in the agreement.

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

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of September 30, 2014, the Company owes Arrow approximately $43,790 which is recorded in accounts payable.

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

On or about September 1, 2013, ADP Total Source filed a lawsuit against the Company. The claim is for an amount not exceeding $90,776 for general damages for alleged breach of contract. The Company settled with ADP on December 23, 2013 and was making monthly payments of $15,000, the obligation was paid in full on of May 23, 2014.

On February 24, 2013, a Statement of Claim was served by Sears Canada Inc. on the Company. The claim is for $24,131 for amounts Sears claims is owed to it pursuant to its agreement under the “Universal Terms and Conditions for Sears Canada Suppliers”. We have settled with Sears Canada for $24,131 and are currently making monthly installments of $2,464 until the obligation is paid in full. The balance due at September 30, 2014 is $7,392 which is recorded in accounts payable.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014 to make $1,000 monthly payments until the obligation is paid in full. The balance due at September 30, 2014 is $12,969 which is recorded in accounts payable.

On July 30, 2014, the Company was served with a complaint from Active Media Services, Inc. that was filed in the United States District Court, Southern District of New York, Case No.: 14 CV 5915, alleging breach of contract by the Company and seeking damages of approximately $374,803 plus interest and collection costs due. The action is presently in the discovery stage. The Company intends to vigorously defend this action.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. The action is presently in the discovery stage. The Company intends to vigorously defend this action.

On November 5, 2014, Telestrata, LLC (“Plaintiff”) filed an action against the company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. NetTAlk.com., Inc. et al., 1:14-cv-24137. The Complaint makes claims derivatively on behalf of the Company’s shareholders for an injunction ordering the Company’s management to: (1) turn over to the Company all documents, data and other property; (2) prohibiting current management from accessing the Company’s computer systems; (3) prohibiting current management from representing they are employed with the Company; (4) suspending Takis Kyriakides from his position as chairman of the board of directors; and (5) preventing the Company and its employees from disclosing any information to current management. The Complaint also makes derivative claims for breach of fiduciary duty against current management and seeks a declaratory judgment that holding the employment agreements between the Company and Takis Kyriakides, Kenneth Hosfeld, Nick Kyriakides, Steven Healy, and Garry Paxinos are void.

The Complaint makes direct claims against the Company and its management for: (1) a declaratory judgment stating the amount of shares owned by current management is inaccurate; (2) an accounting; (3) breach of contract for an unspecified amount of damages; (4) fraudulent inducement for an unspecified amount of damages (5) an equitable lien; and conspiracy. The Company will respond to the Complaint as required by the Court. The Company denies all such claims and intends to vigorously defend this action.

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

Note 16 – Patent Protection Costs

Assets are probable future economic benefits obtained as a result of past transactions or events. Legal fees and other costs incurred for successfully defending a patent from infringement are considered deferred legal costs in the sense that they are part of the cost of retaining and obtaining the future economic benefit of the patent as per Statement of Accounting Concept No. 6. If defense of the patent lawsuit is expected to be successful, costs may be capitalized to the extent of an evident increase in the value of the patent per TIS Section 2260.

Management believes it is probable that the patent will be successfully defended which will increase the patents value as a result of defending the suit. Thus, legal fees incurred defending our patent have been recorded in other assets. As of September 30, 2014 legal fees recorded as other assets are $392,353.

Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations

Our Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and with the audited financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our 2013 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

Cautionary Statement about Forward Looking Statements

Certain statements contained in this Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

•	our ability to develop sales and marketing capabilities;

•	the accuracy of our estimates and projections;

•	our ability to fund our short-term and long-term financing needs;

•	changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in the sections of this Form 10Q, including the section captioned “Plan of Operation”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our Company and our business made elsewhere in this Form 10Q, as well as other public reports filed with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

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

We recorded net losses of $682,018 and 1,673,029 for the three and nine months ended September 30, 2014, compared to net losses of $884,879 and 3,740,984 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014, we had $2,996,155 in long term debt, after deducting applicable discount, $3,083,500 in short promissory notes and $1,400,000 in a short term mortgage payable. The Company raised approximately $138,500 in convertible promissory notes in the third quarter and have a commitment for an additional $400,000.

Our current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations or debt that is maturing in November 29, 2014 or that is due on demand. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

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

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated May 7, 2014, in connection with the audit of our financial statements as of December 31, 2013, that included an emphasis of matter paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

There can be no assurance that the actions outlined above will be successful or any new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Company and Business

We are a telephone company who provides sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, and other similar type technologies. Our main offerings are (1) analog telephone adapters (“Device or Devices”) that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our Devices and the telecommunication services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our Devices provide one USB port, one Ethernet port and one analog telephone port. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our Device are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval, and call transfer.

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

General and Recent Developments

On October 10, 2014, the Company received a termination letter from its primary vendor, Iristel  (owned by, and with its CEO being, the President of NetTALK), which provides telecommunications service and phone numbers (“DID”), with respect to two contracts between Iristel and the Company, one dealing with carriage and one dealing with DIDs.   Upon being informed of the termination, the Company ported its carriage to a new carrier, and informed Iristel that, pursuant to its rights under the DID contract, it would port the DIDs promptly to a new provider.  On October 17, Samer Bishay, current President of the Company and CEO of Iristel, purporting to act on behalf of both the Company and Irisitel, without conflict waivers of any sort, attempted to agree to rescind the termination of the DID contract, which neither Iristel nor the Company had the power to do. The Company continues to attempt to shift the DIDs to new carriers, but Iristel, through Samer Bishay, the President of the Company, refuses to allow these customers to be moved to new DID vendors.

On October 15, Telestrata, owned or controlled by three members of the NetTalk board of directors, exercised it warrant for 19,424,000 shares of netTALK common stock.  On October 16, (1) members of management exercised their warrants for 24,280,000 shares of netTALK common stock and (2) shareholders representing more than a majority of the then outstanding common stock of the Company voted, via written consent in lieu of a meeting, to remove each of Samer Bishay (President), Maged Bishara, and Nardir Aljasrawi from their positions as members of the Company's Board of Directors (the "Removal").

The Removal will become effective approximately (but not less than) 20 days after the filing of definitive information statement and its mailing to the Company's stockholders.

On October 27, 2014, Company was notified that Samer Bishay, current President of the Company, on or about October 24th, 2014, through counsel for Telestrata, LLC, an entity with which he is affiliated, unilaterally filed a mortgage in the amount of approximately $4.5 million, encumbering certain real property of the Company. The Company's Board of Directors (the "Board"), through a unanimous written consent executed September 2, 2014, by all directors including Mr. Bishay, authorized the company to undertake such action only under certain conditions, including the condition that only the Chief Financial Officer of the Company, could execute and authorize any such filing. Such written consent has not been revoked, modified or superseded by any subsequent valid action of the Board, and accordingly, the Company is working with counsel to rescind such unauthorized encumbrance and pursue any causes of action it or it shareholders may have against Mr. Bishay.

As a result of this unauthorized encumbrance, at this time the Company is unable to refinance the mortgage payable that matures November 29, 2014. Even though we cannot refinance the mortgage payable as discussed in footnote 14, the Company is working with the lender to extend the maturity date of the mortgage payable.

The Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of our loans with two additional one year extensions, and reduce the overall loan with Vicis from approximately seventeen million dollars ($17,000,000) to three million dollars ($3,000,000). The restated loan accrues interest at six percent (6%) per annum.

In addition, pursuant to the redemptions and restructuring agreement, all shares and derivative securities held by Vicis were cancelled including the series A convertible redeemable preferred stock, 19,995,092 shares of the Company’s common stock, and common stock purchase warrants exercisable for 76,864,250 shares of common stock. These securities have been returned to the Company and have been cancelled. The holders received no additional consideration to effect the modification.

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

On March 11, 2014, the Company executed a secured promissory note with Telestrata LLC (“Telestrata”), a Colorado limited liability for $4,071,940. Interest accrues at 5% and the note and interest are payable March 1, 2016 subject to accelerated repayment terms as defined in the promissory note agreement. The principal balance of the note can increase based on additional advances, as defined in the promissory note agreement. As of March 31, 2014, the Company received $200,000 of additional cash payments and approximately $57,396 of additional indirect cash payments for telecom service received from an affiliate of Telestrata. This affiliate is owned by the President of the Company. These amounts were added to the original principal balance resulting in a new principal balance of $4,329,336 less the discount of up to $1,805,785. Advanced payments are required based certain conditions with qualified financing as defined in the Secured Promissory Note. The promissory note provides for a discount of up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note.

Critical Accounting Policies

Our accounting policies are discussed and summarized in Note 3 to our financial statements.  The following describes our critical accounting policies.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Significant estimates inherent in the preparation of our financial statements include developing fair value measurements upon which to base our accounting for acquisitions of intangible assets and issuances of financial instruments, including our common stock. Our estimates also include developing useful lives for our tangible and intangible assets and cash flow projections upon which we determine the existence of, or the measurements for, impairments, allowance for billing adjustments, doubtful accounts and allocation of prices between device and telecom services.

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

Revenue Recognition

Revenue is generated from product sales, telecom services, shipping and handling charges, leasing cell tower space and leasing co-location rack space in our operations center. All revenues are recognized in accordance with ASC 605, Revenue Recognition and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and amounts are collectible from the customers.

Revenue is recognized for device sales when the customer is invoiced for retail sales and when the customer completes the transaction for internet sales. Revenue for telecom service is recognized prorata monthly as the service is used and revenue for shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Deferred Revenue

The initial sale of our Device includes telecom service ranging from 1 month to 12 months. The revenue that is telecom is recognized ratably monthly as the service is used. The portion of the telecom service prepaid is recorded as deferred revenue. Subsequent renewals for telephone service are amortized over the corresponding number of months in the call plan.

International calls are billed as earned from our customers.  International calls are prepaid and customers account is debited as minutes are used and earned.

Results of Operations

Three months ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues: Net revenues were $1,209,473 and $1,491,404 for the three months ended September 30, 2014 and 2013, respectively. The decrease in revenues is primarily due to a decrease in devices sold, deep discounts and free device offers to customers and a decrease in telecom renewals, which is partially offset by a higher portion of the initial sales price going to device sales due to, among other things, product offerings providing less telecom service.

Cost of revenues: Cost of revenues were $826,226 and $1,107,261 for the three months ended September 30, 2014 and 2013, respectively. The decrease in cost of revenues is primarily due to a reduction in the number of devices sold and a reduction in the telecom cost per subscriber offset by higher cost of devices due to deep discounts and free device offers to customers.

Gross margin: Gross profits were $383,247 and $384,143 for the three months ended September 30, 2014 and 2013, respectively. The increase is due primarily to a reduction in the cost of telecom service charges per subscriber as described above plus selling fewer devices at a lower gross profit percentage.

Operating expenses: Operating expenses were $901,496 compared to $1,129,744 for the three months ended September 30, 2014 and 2013, respectively. The decrease in operating expenses was primarily due to management’s cost cutting plan initiated in 2013. Also, the Company began capitalizing development costs in the first quarter of 2014 reducing research & development and compensation & benefits as described below. And the Company began recording legal fees to defend its patent as an asset in the first quarter of 2014. See footnote 16 for further discussion.

	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	$ Change	% Change
Advertising	16,451	54,888	(38,437)	-70%
Compensation & Benefits	231,802	336,088	(104,286)	-31%
Professional fees	96,282	87,126	9,156	11%
Depreciation & Amortization	72,943	70,843	2,100	3%
Research & Development	133,142	252,641	(119,499)	-47%
General & Administrative	350,877	328,158	22,719	7%
Total operating expenses	901,496	1,129,744	(228,248)

Research and Development: We capitalize costs of software to be sold, leased or marketed in accordance with FASB ASC 985-20. We expense research and development costs as they are incurred. We account for our software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or completion of a working model. Capitalization stops when the product is available for general release to customers.

We capitalize costs for internally developed software in accordance with FASB ASC 350-40. Cost incurred in the preliminary project stage are expenses as incurred. Preliminary project stage includes conceptual formulation and evaluation of alternatives, determination of existence of needed technology and final selection of alternatives. Costs incurred in the application development stage are capitalized as incurred and includes design of chosen path, configuration, coding, installation of hardware, and testing. Capitalization stops after software implementation.

We capitalized development costs of $103,202 and $0 for the three months ended September 30, 2014 and 2013, respectively. Capitalized cost will be amortized over the software’s expected useful life. These products are not available for general release to customers or for internal use by the Company and thus, are not being amortized.

General and Administrative Expenses: General and administrative expenses were $350,877 and $328,158 for the three months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses is primarily due to an increase in taxes and licenses and travel expense in order to raise capital and pursue new business offset by management’s cost cutting plan initiated in 2013.

	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	$ Change	% Change
Insurance	46,929	44,558	2,371	5%
Taxes and licenses	107,292	60,280	47,012	78%
Travel	31,088	4,255	26,833	631%
Commissions	61,967	66,331	(4,364)	-7%
Other	103,602	152,734	(49,132)	-32%
Total G&A expenses	350,877	328,158	22,719

Loss from Operations: Losses from operations were $518,249 and $745,601 for the three months ended September 30, 2014 and 2013, respectively. The decrease in losses was due primarily to increased gross profit margin from the reduction in telecom service charges and the reduction of operating expenses.

Interest Expense: Interest expense was $163,770 and $365,423 for the three months ended September 30, 2014 and 2013, respectively. The decrease in interest expense was primarily due to the reduction in debt related to the restructuring in the fourth quarter of 2013.

Net Loss: Net loss was $682,018 and $884,879 for the three months ended September 30, 2014 and 2013, respectively.

Net loss Per Common Share: Net loss per common share was $0.01 and $0.01 for the three months ended September 30, 2014 and 2013, respectively.

Nine months ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues: Net revenues were $3,661,964 and $4,413,763 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in revenues is primarily due to a decrease in devices sold, deep discounts and free device offers to customers and a slight decrease in telecom renewals, which is partially offset by a higher portion of the initial sales price going to device sales due to, among other things, product offerings providing less telecom service.

Cost of revenues: Cost of revenues were $2,350,857 and $3,687,895 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in cost of revenues is primarily due to a reduction in the number of devices sold and a reduction in the telecom cost per subscriber offset by higher cost of devices due to deep discounts and free device offers to customers.

Gross margin: Gross profits were $1,311,107 and $725,868 for the nine months ended September 30, 2014 and 2013, respectively. The increase is due primarily to a reduction in the cost of telecom service charges per subscriber as described above plus selling fewer devices at a lower gross profit percentage.

Operating expenses: Operating expenses were $2,588,454 compared to $3,778,597 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in operating expenses was primarily due to management’s cost cutting plan initiated in 2013. Also, the Company began capitalizing development costs in the first quarter of 2014 reducing research & development and compensation & benefits as described below. And the Company began recording legal fees to defend our patent as an asset in the first quarter of 2014. See footnote 16 for further discussion.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Advertising	124,437	207,200	(82,763)	-40%
Compensation & Benefits	840,643	1,021,756	(181,113)	-18%
Professional fees	234,243	298,550	(64,307)	-22%
Depreciation & Amortization	212,695	225,825	(13,130)	-6%
Research & Development	319,145	763,711	(444,566)	-58%
General & Administrative	857,291	1,261,555	(404,264)	-32%
Total operating expenses	2,588,454	3,778,597	(1,190,143)

Research and Development: We capitalize costs of software to be sold, leased or marketed in accordance with FASB ASC 985-20. We expense research and development costs as they are incurred. We account for our software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or completion of a working model. Capitalization stops when the product is available for general release to customers

We capitalize costs for internally developed software in accordance with FASB ASC 350-40. Costs incurred in the preliminary project stage are expensed as incurred. Preliminary project stage includes conceptual formulation and evaluation of alternatives, determination of existence of needed technology and final selection of alternatives. Costs incurred in the application development stage are capitalized as incurred and includes design of chosen path, configuration, coding, installation of hardware, and testing. Capitalization stops after software implementation.

We capitalized development costs of $404,860 for the nine months ended September 30, 2014. Capitalized cost will be amortized over the software’s expected useful life. These products are not available for general release to customers or for internal use by the Company and thus, are not being amortized.

General and Administrative Expenses: General and administrative expenses were $857,291 and $1,261,555 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in general and administrative expenses is primarily due to management’s cost cutting plan initiated in 2013 offset, in part, by an increase in travel expense in order to raise capital and pursue new business.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Insurance	128,993	171,951	(42,958)	-25%
Taxes and licenses	196,544	171,968	24,576	14%
Travel	68,278	25,525	42,753	167%
Commissions	161,466	281,961	(120,495)	-43%
Other	302,010	610,150	(308,140)	-51%
Total G&A expenses	857,291	1,261,555	(404,264)

Loss from Operations: Losses from operations were $1,277,347 and $3,052,729 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in loss from operations was due primarily to increased gross profit margin from the reduction in telecom service charges and the reduction of operating expenses offset by a reduction in the device gross profit margin.

Interest Expense: Interest expense was $395,682 and $1,090,377 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in interest expense was primarily due to the reduction in debt related to the restructuring in the fourth quarter of 2014.

Net Loss: Net loss was $1,673,029 and $3,740,984 for the nine months ended September 30, 2014 and 2013, respectively.

Net loss Per Common Share: Net loss per common share was $0.02 and $0.06 for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our principal source of liquidity are our cash and cash equivalent balances, cash flow from operations, and access to financial markets. Our current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations or pay the mortgage payable that matures November 29, 2014. The Company is working with the lender to extend the note to November 29, 2016. Although, the terms may not be acceptable to the Company if available at all.

On October 27, 2014, Company was notified that Samer Bishay, current President of the Company, on or about October 24th, 2014, through counsel for Telestrata, LLC, an entity with which he is affiliated, unilaterally filed a mortgage in the amount of approximately $4.5 million, encumbering certain real property of the Company. The Company's Board of Directors (the "Board"), through a unanimous written consent executed September 2, 2014, by all directors including Mr. Bishay, authorized the company to undertake such action only under certain conditions, including the condition that only the Chief Financial Officer of the Company, could execute and authorize any such filing. Such written consent has not been revoked, modified or superseded by any subsequent valid action of the Board, and accordingly, the Company is working with counsel to rescind such unauthorized encumbrance and pursue any causes of action it or it shareholders may have against Mr. Bishay.

As of September 30, 2014, our cash and cash equivalents were $147,557 compared to $76,791 at December 31, 2013. As of September 30, 2014 we had negative working capital of $8,584,928 compared to $4,899,828 at December 31, 2013. The reduction is due primarily to the current liability classification of $3.0 million and $83,500 promissory notes due in the next twelve months.

Net cash used in operating activities for the nine months ended September 30, 2014 was $1,222,883 compared to $1,633,826 for the same period of 2013. The increase in cash used in operating activities was due primarily to the reduction in net loss for the period.

Net cash used in investing activities for the nine months ended September 30, 2014 was $357,456 compared to $36,760 for the same period of 2013. The increase in cash used in investing activities was due primarily to the increase in investment in development costs.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $1,651,105 compared to $1,695,087 for the same period of 2013. The decrease in cash provided by investing activities was due primarily to cash proceeds of $400,000 in 2013 from the mortgage payable which was fully funded in 2013.

Certain Risks and Concentration

Our primary manufacturer accounted for approximately 24% and 21% of our cost of revenues for the nine months ended September 30, 2014 and 2013. Our primary telecom service provider, which is owned by the current president of the Company, accounted for approximately 35% of our cost of revenues for the nine months ended September 30, 2014. Our primary telecom service provider, which was not owned by the current president, accounted for approximately 25% of our cost of revenues for the nine months ended September 30, 2013.

One of our customers presently operates under a consignment agreement. Under this agreement, we sell and ship merchandise to our customer and recognize revenues as we collect payments from the customer which assures our collectability.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30 2014:

Due to the limited resources, we have insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in our financial transactions. We do not have a formal audit committee and the Board of Directors does not have a financial expert, thus we lack the Board oversight role within the financial reporting process.

Our small accounting department prohibits the segregation of duties necessary to ensure certain controls are effective.

Our Chief Executive Officer and Chief Financial Officer are in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed will be recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial resources.   While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

During the nine months ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of September 30, 2014, the Company owes Arrow approximately $43,790 which is recorded in accounts payable.

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

On or about September 1, 2013, ADP Total Source filed a lawsuit against the Company. The claim is for an amount not exceeding $90,776 for general damages for alleged breach of contract. The Company settled with ADP on December 23, 2013 and was making monthly payments of $15,000, the obligation was paid in full May 23, 2014.

On February 24, 2013, a Statement of Claim was served by Sears Canada Inc. on the Company. The claim is for $24,131 for amounts Sears claims is owed to it pursuant to its agreement under the “Universal Terms and Conditions for Sears Canada Suppliers”. We have settled with Sears Canada for $24,131 and are currently making monthly installments of $2,464 until the obligation is satisfied. The balance due at September 30, 2014 is $7,392 which is recorded in accounts payable.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014 to make $1,000 monthly payments until the debt is satisfied. The balance due at September 30, 2014 is $12,969 which is recorded in accounts payable.

On July 30, 2014, the Company was served with a complaint from Active Media Services, Inc. that was filed in the United States District Court, Southern District of New York, Case No.: 14 CV 5915, alleging breach of contract by the Company and seeking damages of approximately $374,803 plus interest and collection costs due. The action is presently in the discovery stage. The Company intends to vigorously defend this action.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. The action is presently in the discovery stage. The Company intends to vigorously defend this action.

On November 5, 2014, Telestrata, LLC (“Plaintiff”) filed an action against the company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. NetTAlk.com., Inc. et al., 1:14-cv-24137. The Complaint makes claims derivatively on behalf of the Company’s shareholders for an injunction ordering the Company’s management to: (1) turn over to the Company all documents, data and other property; (2) prohibiting current management from accessing the Company’s computer systems; (3) prohibiting current management from representing they are employed with the Company; (4) suspending Takis Kyriakides from his position as chairman of the board of directors; and (5) preventing the Company and its employees from disclosing any information to current management. The Complaint also makes derivative claims for breach of fiduciary duty against current management and seeks a declaratory judgment that holding the employment agreements between the Company and Takis Kyriakides, Kenneth Hosfeld, Nick Kyriakides, Steven Healy, and Garry Paxinos are void.

The Complaint makes direct claims against the Company and its management for: (1) a declaratory judgment stating the amount of shares owned by current management is inaccurate; (2) an accounting; (3) breach of contract for an unspecified amount of damages; (4) fraudulent inducement for an unspecified amount of damages (5) an equitable lien; and conspiracy. The Company will respond to the Complaint as required by the Court. The Company denies all such claims and intends to vigorously defend this action.

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

Item 1A. Risk Factors

For the quarter ended September 30, 2014, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K.

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

Item 6. Exhibits

Exhibit No.	Description
3.01	Articles of Incorporation of Net Talk.com Inc. (1)
3.02	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.03	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.04	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.05	Bylaws of Net Talk.com (1)
10.01	Redemption and Debt Restructuring Agreement (2)
10.02	Fourth Amended and Restated Agreement (2)
10.03	6% Secured Promissory Note (2)
10.04	Restricted Stock and Warrant Purchase Agreement (3)
10.05	Registration Rights Agreement (3)
10.06	Secured Promissory Note (3)
10.07	Employment Agreements (4)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014. (5)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014. (5)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014. (5)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014. (5)
101.	INS XBRL Instance Document (5)
101.	SCH XBRL Taxonomy Extension Scheme Document (5)
101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.	LAB XBRL Taxonomy Extension Label Linkbase Document (5)
101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Filed as an exhibit to the Company’s Form S-1 which was filed with the Commission on February 2, 2009, and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on January 27, 2014 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Form 8-K, filed with the SEC on March 24, 2014 and incorporated herein by reference.
(4)	Previously filed as an exhibit to the Form 10-K, filed with the SEC on May 7, 2014 and incorporated herein by reference.
(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NetTalk.com, Inc.

Date: November 17, 2014	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

