Form 10-Q/A
period 2014-09-30
NET TALK.COM, INC.
filed 2014-11-20
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to NetTalk.com, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 17, 2014 (the “Form 10-Q”) is to correct an error on the cover page which incorrectly checked “No” indicating that the Registrant had not submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). This portion of the cover page should have been checked “Yes” and such error has been fixed in this Amendment. No other modifications or changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NetTalk.com, Inc.

Date: November 20, 2014	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)