Form 10-K
period 2014-12-31
NET TALK.COM, INC.
filed 2015-04-15
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐           No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was $906,887.

The Registrant had 125,676,528 shares of Common Stock, $0.001 par value, outstanding as of April 10, 2015.

Net Talk.com, Inc.

Form 10-K

For year ended December 31, 2014

Forward Looking Statements

Certain statements contained in this report on Form 10-K are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements specifically identified as forward-looking statements within this report. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approval which are not statements of historical fact constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital expenditures, revenues, income or loss, earnings or loss per share, capital structure, and other financial items, (ii) statements of our plans and objectives of our management or Board of Directors including those relating to planned development of future products, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. You can generally identify forward-looking statements through words and phrases such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” “ seek, ” “ anticipate, ” “ estimate, ”“ plan, ” “ budget, ” “ project, ” “ may be, ” “ may continue,” “may likely result, ” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

●	our ability to develop sales and marketing capabilities;

●	the accuracy of our estimates and projections;

●	our ability to fund our short-term and long-term financing needs;

●	changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in other sections of this report.

Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

PART I

Item 1.  Business

Description of Business

NET TALK.COM, INC. (“netTALK” or the “Company” or “we” or “us” or “our”) netTALK is a telephone company who provides and sells residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, and other similar type technologies. Our main offerings are (1) analog telephone adapters (“Device or Devices”) that provide connectivity for analog telephones for home or home office. Our Devices and the telecommunication services are a cost effective solution for individuals and telecommuters connecting to any analog telephone, or private branch exchange (“PBX”). Our main Device, the DUO, provides one USB port, one Ethernet port, and one analog telephone port. The DUO Wifi adds a WiFi interface. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our Device are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval, and call transfer.

History and Overview

We are a Florida corporation, originally incorporated on May 1, 2006, under the name Discover Screens, Inc. (“Discover Screens”).

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

Operations

We provide, sell and supply commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, and other similar type technologies. We are developing our business infrastructure and new products and services.

Our Products and Strategy

At this time, our main products are the DUO, DUO II, DUO WIFI and CONNECT smartphone application for Apple iOS and Google Android. Our DUO and DUO WIFI are designed to provide specifications unique to each customer’s existing equipment. They allow the customer full mobile flexibility by leveraging our first to market patented technology to allow the customer to connect to the internet using a variety of interfaces.

•	A Universal Serial Bus (“USB”) connection allowing the interconnection of our DUO or DUO WIFI to any host computer.

•	In addition to the USB power source option, our DUO and DUO WIFI have an external power supply allowing the phone to independently power itself when not connected to a host computer.

•	Our first to market and patented DUO and DUO WIFI are compact, space-efficient products.

•	With a physical footprint smaller than the average size of a business card.

•	The DUO WIFI also includes the ability to connect to the internet using a standard WiFi connection.

Our products are portable and allow our customers to make and receive phone calls with a telephone anywhere a broadband internet connection is available. We transmit the calls using Voice over Internet Protocol “VoIP” technology, which converts voice signals into digital data transmissions over the internet.

Our Services

Regarding our services, we believe everyone should have access to super simple and affordable home and on-the-go digital phone service. We Connect You ® to our global communications network through our DUO devices and CONNECT mobile apps, which ring simultaneously - answer on the device that is most convenient to you. We provide a high tech, simple and ultra-low cost service with just one bill once a year.

Marketing and Advertising

We have developed retail brick and mortar channels, as well as direct sales channels, as represented by our web sites in the United States and Canada. Customer acquisition through our sales channels are supported primarily by “word of mouth” through the pure power of innovation. Our products and services can be found at www.nettalk.com, www.nettalk.ca and www.nettalkconnect.com.

Our primary source of revenue is the sale and distribution of our DUO, DUO WiFi, DUO II, CONNECT Smartphone Apps and related services. We also generate revenue from the sale of value-add telecom services and international long distance.

Our goal is to position ourselves as a leading provider of ultra-low cost smart home and smart phone communications. Unlike our competitors, our current business strategy is to focus on “word of mouth” advertising and utilizing social media. Should we decide to alter the strategy, our advertising could consist of mass marketing campaigns focusing on television commercials geared towards the ethnic markets in the US and Canada.

Customers

Our customers are made up of residential consumers. We anticipate that future services will appeal to our existing customers and hope that our additional phone products and services will provide a complete phone/communications package experience to our customers.

Our target audiences are individual consumers and potentially small businesses looking to lower their current cost of telecommunications. We are also reaching a large amount of informed customers who have been paying for over priced communication services from Vonage, BasicTalk, and the traditional cable company bundles.

Geographic Markets

Our primary geographic market is North America which includes the US and Canada.

We have been granted and or are applying for Competitive Local Exchange Carrier (“CLEC”) Licenses in multiple states.

It is our intent to focus our expansion on the geographic markets in which we have been granted CLEC Licenses. We also intend to expand our market place to reach customers worldwide.

Research and Development

On July 14, 2010 we revealed our product the (first to market) netTALK DUO.

The DUO enables our customers to make unlimited nationwide calls to any landline or mobile phone in the U.S. or Canada from anywhere in the world, as well as low-cost international rates.  Also, it’s a versatile digital phone service requiring no monthly fee, no contracts and no computer required all for one low annual price.

Our DUO is flexible enough to connect directly to an internet connection through a router or modem; there is also a convenient option with our DUO to connect to your computer. The sleek design is small enough to fit in the palm of your hand, making it a portable device.

In April 2012, we revealed our (second first to market) product, the DUO WiFi.

Our DUO WiFi offers the same features and functions as the DUO, but with the added ability to connect to the internet via an onboard WiFi circuit. Additionally, this added feature was accomplished without sacrificing the small footprint as present in the DUO. Both products have the same footprint

The portability of both these small devices are also great for international travelers who want to place free nationwide calls to the U.S. and Canada, or to those looking for a low-cost solution for international rates. Calls to other netTALK customers are always free.

We are presently working and improving upon our other new products and anticipate future developments in the later part of this year and over the next year, including the netTALK CONNECT “APP’s” for iPhone and Android and netTALK TV.

The Industry

In the past decade, the use of the internet for all purposes has exploded.  VoIP is a technology that enables communications over the internet through the compression of voice, video and or other media into data packets that can be efficiently transmitted over data networks and then converted back into the original media at the other end of the transmission. Since the introduction of the first VoIP technology in the mid 1990s, the quality and clarity of VoIP connections have continued to evolve and improve.  Perhaps the biggest jump in VoIP quality came with the introduction of SIP, or Session Initiation Protocol. SIP is a text-based protocol suitable for integrated voice-data applications. Today SIP is the predominant industry standard for establishing VoIP communications over the Internet. As the clarity and quality of VoIP services have increased, so has the acceptance of VoIP by consumers.

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

Our direct competitor in the domestic market is MagicJack Vocaltec that is increasingly adding advanced product and service features that have been previously released or already patented by us. They have the advantage of having strong name recognition, large advertising budgets, and existing sales channels.

Our indirect competitors in the domestic market are traditional telephone service providers that are increasingly adding advanced service features to traditional telephone services. Domestic telephone providers have the advantage of having strong name recognition, large advertising budgets, research and development budgets and existing service and market networks. However, we feel our competitors’ most significant weakness is the high prices charged to their customers on a monthly basis.

In addition, numerous vendors sell products and services using VoIP technology. Our indirect competitors use innovations such as Analogue Terminal Adapters, (“ATAs”), to connect an analogue telephone to a VoIP network. Sometimes referred to as VoIP Gateways, these devices are widely advertised and sold. Sales are conducted by many different methods, including internet and infomercial sales, and barriers to entry into the business are low.

As a result, these direct and indirect competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.  They may also be able to devote greater resources to the promotion and sale of their products.  Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive, as we have in the past.

We differentiate our services from those offered by our competitors by offering first to market products through the pure power of innovation, exceptional customer service and lower cost alternatives. We have worked hard to control the development costs associated with the DUO, DUO II and DUO WIFI. We have done this by choosing phone components and component vendors that are economical but do not compromise on quality. We have developed and marketed our own products and services, rather than simply reselling another manufacturer’s innovations. We have developed our own infrastructure switching structure so as not to have to rely on vendors that charge by line, and require costly support and update contracts. Finally, our DUO, DUO II and DUO WIFI products are standalone phone products that do not require the user to first invest in a computer. For these reasons, we believe that our DUO, DUO II and DUO WIFI product is a lower cost alternative to similar telephone products currently being marketed because we are engaged in the same cost saving measures for the services we offer. We are able to offer those services at a competitive price.

We believe our products and services are user friendly and convenient for our customers; for example, our packaging includes detailed, user-friendly instructions and diagrams to allow for easy installation and activation. We believe we have distinguished ourselves from our primary competitors through innovation, and the level of customer service offered to our consumers following their purchase of our products or services.

Government Regulation

As a telecommunications supplier, we are subject to extensive government regulation. The majority of our government regulation comes from the Federal Communications Commission (the “FCC”).

Telecommunications is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of existing laws and regulations may affect permissible activities, the relative costs associated with doing business and amounts paid to us for our services. We cannot predict the future of federal, state or local regulations or legislation, including FCC regulations.

Federal Communications Commission Regulations

The Federal Communications Commission (“FCC”) is an independent United States government agency. The FCC was established by the Communications Act of 1934 and is charged with regulating interstate and international communications by radio, television, wire, satellite and cable. The FCC’s jurisdiction covers all fifty states, the District of Columbia and U.S. possessions.

The FCC works to create an environment promoting competition and innovation to benefit communication customers. Where necessary, the FCC has acted to ensure VoIP providers comply with important public safety requirements and public policy goals.

Finally, the FCC now requires interconnected VoIP providers and telephone companies that obtain numbers from them to comply with Local Number Portability (LNP) rules. These rules allow telephone, and now VoIP, subscribers that change providers to keep the subscribers’ telephone numbers provided that they stay in the same geographic area. VoIP providers must also contribute to funds established to share LNP and numbering administrative costs among all telecommunications providers benefiting from these services.

The FCC monitors and investigates complaints against VoIP providers and, if necessary, can bring enforcement actions against VoIP providers that do not comply with applicable regulations.

Federal CALEA

On August 5, 2005, the FCC released an Order extending the obligation of the Communication Assistance for Law Enforcement Act (“CALEA”) to interconnect VoIP providers. Under CALEA, telecommunication carriers must assist law enforcement in executing electronic surveillance, which includes the capability of providing call content and call identifying information to local enforcement agencies, pursuant to a court order or other lawful authorization.

The FCC required all interconnect VoIP providers to become CALEA compliant by May 14, 2007. At this time we are CALEA compliant.

State Telecommunication Regulation

We are also registered with the Florida Public Utilities Commission as a Competitive Local Exchange Carrier (“CLEC”) and Interexchange (“IXC”) Carrier.

In Florida, a CLEC is defined as any company, other than an incumbent local exchange company, certified by the Public Service Commission to provide local exchange telecommunication services in the state of Florida on or after July 1, 1995. CLEC companies providing services in Florida after July 1, 1995, must be certified by the Florida Public Service Commission, and competitive local exchange companies are required to file a price list specifying their rates and charges for basic local telecommunication services.

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

Employees

We employ 21 full time employees, none of our employees are subject to collective bargaining agreement, and we consider our employee relations to be satisfactory.

Patents – Domestic and International

Our products are under US patent number 8,243,722 and six additional patents have been submitted to the USPTO in the area of telecommunication and television technology.

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

We have received multiple patents from the United States Patent Office (USPTO) and have filed multiple additional patent applications with the United States Patent and Trademark Office for the technology associated with our products. We also have software under development by our employees, subcontractors and consultants.

The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure that any patent application filed by us will result in a patent being issued or that our issued patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology. We similarly face the risk that any patents issued to us might be infringed upon or designed around by others. Our patent prosecution and resulting claims are handled on a contingency basis by Niro, McAndrews, Dowell, & Grossman LLC after an initial standard fee.

Our DUO, DUO II and DUO Wifi products are under US patent number 8,243,722 C2

Item 1 A. Risk Factors

Set forth below are risks with respect to our Company. Readers should review these risks, together with the other information contained in this report. The risks and uncertainties we have described in this report are not the only ones we face. There may be additional risks and uncertainties that are not presently known to us, or that we presently deem immaterial, that may become material and also adversely affect our business. If any of the following risks develop into actual events, our business, financial conditions or results of operations could be materially and adversely affected. See “Forward-Looking Statements” at the beginning of this report for additional risks.

RISKS RELATED TO OUR BUSINESS:

We have never been profitable and our losses could continue. Without sufficient additional capital to repay our indebtedness or continue operations, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and or discontinue many of our activities which could negatively affect our business and prospects.

We have incurred significant losses in the past and have never sustained profits. For the years ended December 31, 2014 and 2013, we recorded net losses of $2,841,207 and $4,787,830, respectively. Also, at December 31, 2014 and 2013, we had a total of $7,576,155 and $5,929,278 in promissory notes and mortgage payable (see note 9 to financials statements).

We are not certain if our current cash resources, together with anticipated cash flows from operating activities, will be sufficient to fund our operations in 2015 or repay indebtedness that becomes due in 2015. Further, we do not anticipate having sufficient cash and cash equivalents to repay the debt should our lenders or mortgage debt lenders accelerate the maturity date of outstanding debt, and we would be forced to seek alternative sources of financing. In light of these circumstances, we will need to seek additional capital through public or private debt or equity financings.

However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all. If we raise additional funds through the issuance of debt securities, these securities could have rights that are senior to holders of our common stock and could include different financial covenants, restrictions and or financial ratios.

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

Our business may be affected by factors outside our control

Our ability to increase sales and to profitably sell and distribute our products and services is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation. Our inability to overcome these risks could materially and adversely affect our operations.

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

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brand.

We have invested significant resources to protect our brands and intellectual property rights. However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our trademarks, from infringement. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

We may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to sell some of our products.

Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for several companies. Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us or against our end customers or partners for which we may be liable.

As our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims. Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing products or performing certain services.

RISKS RELATED TO OUR COMMON STOCK:

Our stock price may be volatile.

The market price of our common shares is subject to significant fluctuations in response to variations in our quarterly operating results.  Factors other than our financial results that may affect our share price include, but are not limited to, market expectations of our performance, market perception or our industry, the activities of our managers, customers, and investors, and the level of perceived growth in the industry in which we participate, general trends in the markets for our products, general economic, business and political conditions in the countries and regions in which we conduct our business, changes in government regulation affecting our business, many of which are not within our control.

We have not and do not anticipate paying any dividends on our common stock.

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, it is currently anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

We are subject to the reporting requirements of federal securities laws, this can be expensive and may divert resources from other projects, thus impairing its ability grow.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited financial statements reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price.

Although prices for our shares of common stock are quoted on the OTC Bulletin Board (“OTCBB”), there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained.  The OTCBB is generally regarded as a less efficient and less prestigious trading market than other national markets.  There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  The absence of an active trading market reduces the liquidity of our common stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price.  As a result of the lack of trading activity, the quoted price for our common stock on the OTCBB is not necessarily a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders of our common stock would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock would likely decline.

Our Common Stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $4.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our stockholders sell substantial amounts of our Common Stock in the public market upon the expiration of any statutory holding period, under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Description of Properties

On August 8, 2011, we purchased an existing building located in Miami, Florida, currently used as our corporate offices and operational center. The building, a 21,675 square foot free standing structure, was purchased for $2,700,000 from Core Development Holdings Corporation, which entity has no relationship to the Company.

Item 3.  Legal Proceedings

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court for the Southern District of Florida, Civil Action No.: 9:12-cv-810220-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW. In the complaint we allege patent infringement by the defendants and are seeking injunctive relief and two hundred million dollars ($200,000,000) in damages as a result of the alleged patent infringement by defendants. There can be no assurances as to the outcome of this litigation.

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

On February 27, 2015, by stipulation of the parties, the district court dismissed all claims and counterclaims in netTALK v. magicJack (Case No. 9:12-cv-810220, Dkt. #158.)

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014 to make monthly payments of $1,000 until the debt is satisfied. The balance due at December 31, 2014 is $10,969 which is recorded in accounts payable.

On July 30, 2014, Active Media Services, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York. The Complaint seeks 374,803.43 in damages based on the theory of breach of contract. On September 9, 2014 the Company answered the complaint and the parties are presently engaged in discovery. As of the filing date of this report, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred and whether an accrual is necessary.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. As of the filing date of this Report, the parties have settle the case for $99,870 and the first installment has been paid according to the settlement agreement. As of December 31, 2014, the amount settled has been accrued by the Company and is recorded in accounts payable.

On February 27, 2015, the Company was served with a complaint from Northern Communication Services, Inc. that was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida, Case No.: 14029771CA01 Civil Division, alleging breach of contract by the Company and seeking damages of no less than $43,110. As of the date of this filing, the parties have settled the case for 43,110 and the first installment has been paid according to the settlement agreement. As of December 31, 2014, the amount settled has been accrued by the Company and is recorded in accounts payable.

On March 25, 2015, the Company received a collection letter from Canadian Credit Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $29,687. As of the date of this filing, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred. As of December 31, 2014, the amount claimed, $29,687, has been accrued by the Company and is recorded in accounts payable.

On April 3, 2015, the Company received a collection letter from Receivables Control Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $247,500. As of the filing date of this report, the parties have settle the case for $10,000 and the first installment has been paid according to the settlement agreement. As of December 31, 2014, the amount settled has been accrued by the Company and is recorded in accounts payable.

On November 5, 2014, Telestrata, LLC (“Plaintiff”) filed an action against the company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. NetTAlk.com., Inc. et al., 1:14-cv-24137. The Complaint makes claims derivatively on behalf of the Company’s shareholders for an injunction ordering the Company’s management to: (1) turn over to the Company all documents, data and other property; (2) prohibiting current management from accessing the Company’s computer systems; (3) prohibiting current management from representing they are employed with the Company; (4) suspending Anastasios Kyriakides from his position as chairman of the board of directors; and (5) preventing the Company and its employees from disclosing any information to current management. The Complaint also makes derivative claims for breach of fiduciary duty against current management and seeks a declaratory judgment that holding the employment agreements between the Company and Anastasios Kyriakides, Kenneth Hosfeld, Nick Kyriakides, Steven Healy, and Garry Paxinos are void.

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

On January 14, 2015, the Company filed a motion to dismiss the derivative claims based on Telestrata not filing a demand on the board of directors and its derivative and direct claims being in conflict with each other. This motion is fully briefed and oral argument has been ordered for April 27, 2015.

On or about December 24, 2014, the Company filed an action against Telestrata, LLC seeking to quiet title on its property and for slander of title based on Telestrata placing a mortgage on the property without the Company’s authorization. Telestrata has filed a motion to consolidate this action with the Telestrata Derivative Litigation. This motion is fully briefed and the Company is awaiting the Court’s decision on this issue.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

The Company’s common stock has been quoted on the OTC Bulletin Board under the symbol “NTLK” since September 15, 2009. Effective March 30, 2015, the Company was upgraded to the OTCQB venture stage marketplace for early stage and developing U.S. and international companies and will continue to trade under the ticker symbol “NTLK”. The Company is DTC and DWAC eligible.

Market Information

The figures set forth below reflect the quarterly high and low bid information for shares of our common stock during the last two fiscal years, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions.

2013 Quarter Ended	High	Low
March 31, 2013	$0.36	$0.08
June 30, 2013	$0.12	$0.07
September 30, 2013	$0.12	$0.04
December 31, 2013	$0.37	$0.02
2014 Quarter Ended
March 31, 2014	$0.31	$0.11
June 30, 2014	$0.36	$0.11
September 30, 2014	$0.20	$0.08
December 31, 2014	$0.12	$0.04

Holders

As of March 27, 2015, there were 179 registered holders or persons otherwise entitled to hold our common stock.  The transfer agent of our common stock is VStock Transfer, LLC.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the common stock that may be issued upon the exercise of options under the equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	8,289,500

Total	-0-	-0-	8,289,500

Share-Based Payment Arrangements

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan and a 2012 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of our employee and consultants with those of the Company. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans. The shares are compensatory in nature and are fully vested upon issuance. We value the shares consistent with fair value at the time of issuance including adjustments for certain restrictions and limitations.

Share–based compensation cost to employees is recorded as compensation expense and is recognized over the service period.  Share–based payments to non–employees are recorded as consulting expense and is recognized over the service period.

In the first quarter of 2014, the Company issued 10,929,000 share of common stock under the Plan to management and employees. The compensation expense related to these shares is $131,148. Additional paid in capital was credited for $120,219 and common stock was credited for $10,929.

Issuance of Equity Securities

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

Also, in the first quarter of 2014, the Company issued a common stock purchase warrant entitling management to purchase shares of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK.

On October 15, 2014, Telestrata, exercised its warrant for 19,424,000 shares of netTALK common stock. This issuance was recorded as a debit to interest expense for $69,926, a credit to common stock for $19,424 and a credit to additional paid in capital for $50,502.

On October 16, 2014, management exercised its warrant for 24,280,000 shares of netTALK common stock. This issuance was recorded as a debit to compensation expense for $87,408, a credit to common stock for $24,280 and a credit to additional paid in capital for $63,128.

In the third and fourth quarters, the Company issued four convertible promissory notes. Each of these notes were offered and sold to accredited investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933. See footnote 8 for further discussion.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to include disclosure pursuant to this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the related notes thereto reflected in the index to the consolidated financial statements in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this report.

Our Ability to Continue as a Going Concern

The accompanying audited financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated April 15, 2015, in connection with the audit of our financial statements as of December 31, 2014, that included an emphasis of matter paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying audited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	We restructured the Company’s debt resulting in the extinguishment of $13,662,615 of debt, $436,234 of accrued interest and $1,301,116 of accrued dividends.

•	We identified key vendors and developed strategic alliances whereby the Company has reduced its cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.

•	We are seeking other revenue streams utilizing our relationships with telecom providers and suppliers and our communication infrastructure and telephony switch to provide telecom service routing customer calls.

•	We eliminated 26 employees reducing payroll cost and we cut other general and administrative costs during 2013 by $1,164,000.

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations, including the retention of an investment banker to seek funding and evaluate other strategic alternatives. There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, we hope our cash on hand and developing additional revenue streams will provide sufficient cash to meet current obligations for our operations to allow the Company to continue as a going concern. There can be no assurance that the actions will be successful and any such new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us.

General and Recent Developments

On October 10, 2014, the Company received a termination letter from its primary vendor, Iristel (owned by, and with its CEO being, the previous President of netTALK), which provides telecommunications service and phone numbers (“DID”), with respect to two contracts between Iristel and the Company, one dealing with carriage and one dealing with DIDs. Upon being informed of the termination, the Company ported its carriage to a new carrier, and informed Iristel that, pursuant to its rights under the DID contract, it would port the DIDs promptly to a new provider. On October 17, 2014, Samer Bishay, previous President of the Company and CEO of Iristel, purporting to act on behalf of both the Company and Iristel, without conflict waivers of any sort, attempted to agree to rescind the termination of the DID contract, which neither Iristel nor the Company had the power to do. The Company attempted to shift the DIDs to new carriers, but Iristel, through Samer Bishay, the previous President of the Company, refused to allow these customers to be moved to new DID vendors.

On October 15, 2014, Telestrata LLC (“Telestrata”), a Colorado limited liability company, owned or controlled by three members of the NetTalk board of directors that were removed from the Board November 26, 2014, exercised it warrant for 19,424,000 shares of netTALK common stock. On October 16, 2014, (1) members of management exercised their warrants for 24,280,000 shares of netTALK common stock and (2) shareholders representing more than a majority of the then outstanding common stock of the Company voted, via written consent in lieu of a meeting, to remove each of Samer Bishay (President), Maged Bishara, and Nardir Aljasrawi from their positions as members of the Company's Board of Directors (the "Director Removal"). The Director Removal became effective November 26, 2014.

On October 27, 2014, Company was notified that Samer Bishay, current President of the Company, on or about October 24th, 2014, through counsel for Telestrata, an entity with which he is affiliated, unilaterally filed a mortgage in the amount of approximately $4.5 million, encumbering certain real property of the Company. The Company's Board of Directors (the "Board"), through a unanimous written consent executed September 2, 2014, by all directors including Mr. Bishay, authorized the company to undertake such action only under certain conditions, including the condition that only the Chief Financial Officer of the Company could execute and authorize any such filing. Such written consent has not been revoked, modified or superseded by any subsequent valid action of the Board, and accordingly, the Company is working with counsel to rescind such unauthorized encumbrance and pursue any causes of action it or its shareholders may have against Mr. Bishay.

As a result of this unauthorized encumbrance, at this time the Company is unable to refinance the mortgage payable that matured November 29, 2014. However, the maturity date was extended to November 29, 2015.

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

In addition, pursuant to the redemption and restructuring agreement, all shares and derivative securities held by Vicis were cancelled including the series A convertible redeemable preferred stock, 19,995,092 shares of the Company’s common stock, and common stock purchase warrants exercisable for 76,864,250 shares of common stock. These securities have been returned to the Company and have been cancelled. The holders received no additional consideration to effect the modification.

Effective March 11, 2014, netTALK and Telestrata executed a restricted stock and warrant purchase agreement, pursuant to which, in part, Telestrata purchased: (a) 25,441,170 shares of the Company’s common stock and (b) a common stock purchase warrant entitling Telestrata to purchase shares of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK.

Subject to repayment obligations of the Company as provided below, Telestrata received credit of $4,571,939 to acquire the shares and warrants as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,373 in loans to the Company received in the third and fourth quarters of 2013 and (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company.

Also, on March 11, 2014, the Company executed a secured promissory note with Telestrata for $4,071,940. Interest accrues at 5% and the note and interest are payable March 1, 2016 subject to accelerated repayment terms as defined in the promissory note agreement. The principal balance of this note increased $500,000 from additional advances, as defined in the promissory note agreement, resulting in a new principal balance of $4,571,940. Advanced payments are required based certain conditions with qualified financing as defined in the secured promissory note. The promissory note provides for a discount of up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note.

Results of Operations

Year Ended December 31, 2014 compared to the year ended December 31, 2013

Revenues: Net revenues were $5,063,416 for the year ended December 31, 2014, compared to $6,024,150 for the year ended December 31, 2013. The decrease in revenues is due primarily to the decrease in the number of devices sold during the year offset slightly by the increase in sales of telecom services. Our customers typically pay fees in advance which are deferred and recognized ratably over the service period.

Cost of sales: Cost of sales was $3,100,906 for the year ended December 31, 2014, compared to $4,678,863 for the year ended December 31, 2013. The decrease in cost of sales is due primarily to the reduction in sales of our devices and a reduction in the cost of providing telecommunications service to our customers.

Operating Expenses: Operating expenses were $4,162,458 for the year ended December 31, 2014 compared to $4,953,388 for the year ended December 31, 2013. The decrease in operating expenses is due primarily to management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity. Additionally, research and development expense decreased significantly due to costs capitalized as other assets which amounted to approximately $377,000 net of amounts reclassified as fixed assets and certain projects expensed that were previously capitalized. Also, patent protection legal fees were previously recorded as other assets and were expensed as of December 31, 2014.

	Year Ended December 31,
	2014	2013	$ Change	% Change
Advertising	$145,453	$373,308	$(227,855)	-61%
Compensation & Benefits	1,172,369	1,301,904	(129,535)	-10%
Professional fees	965,319	438,822	526,497	120%
Depreciation & Amortization	241,718	298,647	(56,929)	-19%
Research & Development	469,351	953,370	(484,019)	-51%
General & Administrative	1,168,248	1,587,337	$(419,089)	-26%
Total operating expenses	$4,162,458	$4,953,388	(790,930)

General and Administrative Expenses: General and administrative expenses were $1,168,248 for the year ended December 31, 2014, compared to $1,587,337 at year ended December 31, 2013. The decrease in general and administrative expenses is due primarily to management’s cost cutting plan necessary to conserve working capital in order to maintain liquidity. Also, selling fewer devises resulted in less commission expense. Travel expense increased in an effort to raise capital and pursue new business prospects.

	Year Ended December 31,
	2014	2013	$ Change	% Change
Insurance	$175,150	$214,490	$(39,340)	-18%
Taxes and licenses	273,862	279,871	(6,009)	-2%
Travel	76,687	40,906	35,781	87%
Commissions	220,485	399,393	(178,908)	-45%
Other	422,064	652,677	(230,613)	-35%
Total G&A expenses	$1,168,248	$1,587,337	$(419,089)

Loss from operations: The loss from operations was $2,199,948 for the year ended December 31, 2014, compared to $3,608,101 for the year ended December 31, 2013. The reduction in the loss is due primarily to the significant reduction in operating expenses and the increase in gross profit as a percent of sales offset by the decrease in sales of devices.

Interest Expense: Interest expense was $641,259 for the year ended December 31, 2014 compared to $1,479,186 for the year ended December 31, 2013. The reduction in interest expenses is primarily due to the significant reduction in outstanding debt resulting from the debt restructuring effective December 31, 2013 offset by new debt incurred in 2014.

Net Loss: Net loss for the year ended December 31, 2014 was $2,841,207 compared to $4,787,830 for the year ended December 31, 2013. The reduction in the net loss is due primarily to the significant reduction in operating expenses, the reduction in cost of sales as a percent of sales, offset by other income of $299,457 in 2013.

Liquidity and Capital Resources

At December 31, 2014, we had negative working capital of $9,233,886 compared to negative working capital of $4,899,828 at December 31, 2013. The decrease in working capital was due primarily to the (1) a reduction in receivables, inventories, and prepaid expenses offset by an increase in cash, (2) an increase in debt (3) offset by an increase in other assets. At December 31, 2014, we had cash and cash equivalents and restricted cash of $487,814 compared to cash and cash equivalents and restricted cash of $260,720 at December 31, 2013.

Net cash used in operations for the year ended December 31, 2014 was $1,385,002 compared to net cash used in operations of $2,576,443 for the same period of 2013. The decrease in net cash used in operations was primarily due to the reduction in net loss of $1,946,624 for the year ended December 31, 2014 compared to the same period in 2013.

Net cash used in investing activities for the year ended December 31, 2014 was $418,193 compared to net cash used in investing activities of $105,160 for the same period of 2013. The increase in net cash used in investing activities was due primarily to fixed asset acquisitions of $109,421 and development costs of $377,172 for the year ended 2014 compared to 2013.

Net cash provided by financing activities for the year ended December 31, 2014 was $2,098,688 compared to net cash provided by financing activities of $2,662,047 for the same period of 2013. The decrease in cash provided by investing activities was due primarily to proceeds from the mortgage note payable..

Future Commitments and Funding Sources

Contractual Obligations
	Payments Due to Period
	Total	2015	2016	2017
6% secured promissory note, due on demand	$3,000,000	$3,000,000
12% mortgage note payable, due November 29, 2015	1,400,000	1,400,000
5% secured promissory note, due March 1, 2016	2,766,155		2,766,155
6% promissory note, due June 30, 2017	175,000			175,000
12% convertible promissory note, due August 21, 2016	55,000		55,000
8% convertible promissory note, due September 19, 2015	83,500	83,500
8% convertible promissory note, due November 21, 2015	43,000	43,000
8% convertible promissory note, due December 29, 2015	53,500	53,500
Total Long-Term Debt	7,576,155	4,580,000	2,821,155	175,000
Purchase obligations	437,500	281,000	156,500

Total Long-Term obligations	$8,013,655	$4,861,000	$2,977,655	$175,000

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

Revenue is recognized for a device sale when the product is shipped and the customer is invoiced for retail sales and when the customer completes the transaction for internet sales. Revenue for telecom service is recognized prorate monthly as the service is used and revenue for shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits. Our cash balances occasionally exceed the FDIC limits during the year and exceeded the FDIC limit at December 31, 2014.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method. Obsolete inventory is reserved for if necessary and there is zero reserve at December 31, 2014 and 2013.

Property and Equipment

Property and equipment includes acquired assets which consist of network equipment, computer hardware, furniture and purchased and internally developed software. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which range from three to thirty-five years.  The costs of repairs and maintenance is charged to operating expenses unless it increases the assets useful life more than one year.

Intangible Assets

Intangible assets includes trademarks, patents and employee agreements. All of our intangible assets are stated at cost with amortization calculated using the straight line method over the estimated useful lives of related assets, which range from two to twenty years.  The costs of repairs and maintenance is charged to operating expenses unless it increases the assets useful life more than one year.

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

Research and Development and Software Costs

The Company develops software for both internal and external use. The following describes netTALK’s policies and procedures regarding expensing versus capitalizing software development costs.

We capitalize costs of software to be sold, leased or marketed in accordance with FASB ASC 985-20. We expense research and development costs as they are incurred. We account for our software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or completion of a working model. Capitalization of costs stops when the product is available for general release to customers at which point the capitalized costs are amortized over the software’s useful life.

We capitalize costs for internally developed software in accordance with FASB ASC 350-40. We expense research and development costs as they are incurred Costs incurred in the preliminary project stage are expensed as incurred. Preliminary project stage includes conceptual formulations and evaluation of alternatives, determination of existence of needed technology and final selection of alternatives. Costs incurred in the application development stage are capitalized as incurred and includes design of chosen path, configuration, coding, installation of hardware, and testing. Capitalization stops after software implementation at which point the capitalized costs are amortized over the software’s useful life.

During the year ended December 31, 2014, we capitalized development costs of $475,259, completed projects and recorded fixed assets of $90,581 and wrote-off projects that were abandoned of $7,606 resulting in a balance of $377,172 in other assets.

Reclassifications

Certain reclassifications have been made to prior years financial statements in order to conform to the current year’s presentation.

Share-Based Payment Arrangements

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan and a 2012 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of our employee and consultants with those of the Company. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans. The shares are compensatory in nature and are fully vested upon issuance. We value the shares consistent with fair value at the time of issuance including adjustments for certain restrictions and limitations.

Share–based compensation cost to employees is recorded as compensation expense and is recognized over the service period.  Share–based payments to non–employees are recorded as consulting expense and is recognized over the service period.

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

Certain risks and concentration

Our primary manufacturer accounted for approximately 23% of our cost of goods sold for the years ended December 31, 2014 and 2013, respectively. Also, our primary manufacturer accounted for approximately 17% and 2% of outstanding accounts payable at December 31, 2014 and 2013, respectively.

Our primary telecom service provider accounted for approximately 27% and 20% of cost of goods sold for the years ended December 31, 2014 and 2013, respectively. Also, our primary telecom service provider accounted for approximately 22% and 38% of outstanding accounts payable at December 31, 2014 and 2013.

One of our customers presently operates under a consignment agreement. Under the agreement we sell and ship merchandise to our customer, and collect payments upon the sale of our product to the ultimate (final) consumer.

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

Loss per Common Share

Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects are all anti-dilutive and are excluded.

Patent Costs

Assets are probable future economic benefits obtained as a result of past transactions or events. Legal fees and other costs incurred for successfully defending a patent from infringement are considered deferred legal costs in the sense that they are part of the cost of retaining and obtaining the future economic benefit of the patent as per Statement of Accounting Concept No. 6. If defense of the patent lawsuit is expected to be successful, costs may be capitalized to the extent of an evident increase in the value of the patent per TIS Section 2260. On February 27, 2015, all claims and counterclaims have been dismissed and, as a result, the deferred legal costs have been expensed as of December 31, 2014.

Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists , (“ASU 2013-11). ASU 2013-13 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss (“NOL”), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis- allowance of a tax position. ASU 2013-11 will be effective for the Company’s fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s financial statements.

In May 2014, the FASB issued standard ASU 2014-09, Revenue from Contracts with Customers, that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is effective for our interim and annual reporting periods beginning after December 15, 2016 and allows for either full retrospective adoption or modified retrospective adoption. We will adopt this guidance on January 1, 2017, and are currently evaluating the impact on our financial statements.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 8. Financial Statement and Supplementary Data

The financial statements are included herein commencing on page F-1.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

On September 23, 2013 (the "Dismissal Date"), the Company dismissed, its independent certifying accountant. The Company's Board of Directors approved the dismissal on September 23, 2013. There were no disputes or disagreements between Thomas, Howell, Ferguson, CPA's and the Company during the previous fiscal year. Except for the provision  of  a  "Going  Concern"  opinion,  the  reports  of  Thomas, Howell, Ferguson,  CPA's  on  the Company's financial statements for the year ended December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified, or modified as to audit scope or accounting principle.

During the year ended December 31, 2012 and through the Dismissal Date, the Company has not had any disagreements with Thomas, Howell, Ferguson, CPA's on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

During the year ended December 31, 2012 and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On September 23, 2013, the Company engaged Zachary Salum Auditors P.A., as its independent registered public accounting firm, to audit the Company's financial statements. The decision to engage Zachary Salum Auditors P.A was approved by the Company's Board of Directors at a Board meeting called for such purpose.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and our principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements of external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management determined that our internal control over financial reporting was not effective as of December 31, 2014.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2014:

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

The Company’s small size and small office staff prohibits the segregation of duties and the timely review of accounts payable, expense reporting and inventory management.

Our Chief Executive Officer and Chief Financial Officer are in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to each of our directors, executive officers and key employees as of April 10, 2015. Their ages, positions, dates of initial election or appointment, and the expiration of their terms are as follows:

Name	Age	Position	Period served
Anastasios Kyriakides	66	Director, Chief Executive Officer and Secretary	May 2008 to present
Kenneth Hosfeld	63	Director, Executive Vice President	May 2008 to present
Nicholas Kyriakides	34	Chief Operating Officer	September 2008 to present
Steven Healy	52	Chief Financial Officer	December 2013 to present
Dr. George Gabb	46	Director	May 2011 to present
Garry Paxinos	57	Chief Technology Officer	December 2011 to present

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

Nicholas Kyriakides, Chief Technical Officer

Mr. Kyriakides is a graduate of Florida State University with a bachelor degree in Finance and bachelor degree in Multi Nation Business Operations. Mr. Kyriakides is also a graduate of Nova Southeastern University with a Masters degree in Business Administration. Mr. Kyriakides joined netTALK in 2008 as part of the founding team, and has held a variety of roles at the company over the years. most recently Chief Operating Officer. As Chief Operating Officer, Mr. Kyriakides is responsible for Sales and Operational functions at netTALK. Driving strong integration and alignment between all revenue-related functions, including marketing, sales, customer support, and revenues goals. Bridge the long-term corporate strategy and execution, ensuring that the entire organization has the direction, information resources and support to successfully execute. Mr. Kyriakides is also an adjunct faculty member at Miami Dade College School of Business, where he teaches Principles of Marketing and Customer Relations for Managers. Mr. Kyriakides is the Chair of the Digital Media/Multimedia Technology Advisory Committee at Broward College and a member of the engineering Industry Advisory Board at Miami Dade College School of Engineering + Technology. Prior to netTALK, Mr. Kyriakides was the Director of Business Development at Interlink Global Corporation, a provider of integrated data, voice, data center and Internet solutions, with an emphasis on broadband transmission, for national and multinational companies, financial institutions, governmental agencies and other business customers, as well as private and residential customers.

Garry Paxinos, Chief Technology Officer

Mr. Paxinos brings upwards of 35 years of experience to netTALK in senior executive positions spanning full-system design and development, consumer electronics, television services, electrical engineering, and technology development. Most recently. Mr. Paxinos was CTO of Axios Digital Solutions, LLC a media and technology consulting company. Through Axios Digital, Mr. Paxinos assisted several startup companies in the TV marketplace targeting competitive Cable and Satellite TV services. Mr. Paxinos previously was Senior Vice President Engineering and Head of Technology at Sezmi, which was an early-stage, privately held company that addressed the need to simplify and unify the consumer home entertainment experience. The company developed products and services based on its innovative and breakthrough approach for digital entertainment management and distribution. Previous to these endeavors, Mr. Paxinos was Senior Vice President and Chief Technologist at U.S. Digital Television, where he was responsible for the design, development and deployment of a pay television and entertainment service leveraging broadcast television stations. Mr. Paxinos has extensive design experience including leadership of the engineering team at Metro Link Inc., where he was co-founder, to design and implement software and systems for military and aerospace applications used on the Boeing 777, Army Land Warrior, AWACS, nuclear power station control systems and other mission critical applications. Mr. Paxinos is actively involved on several international standards committees and conference program committees that help define DTV standards throughout the world. He has been chair of CEA R7.4, the IEEE Consumer Electronics Society’s administrative committee, and is a member of the Board of Directors and Linux International. he has served as the ACM SIGGRAPH Executive Committee as Treasurer and is member of the USACM Public Policy Committee. He is a member of ACM, APS, IEEE and SMPTE.

Steven Healy, CPA, Chief Financial Officer.

Mr. Healy is a graduate of the University of Florida with a bachelor degree in accounting. Mr. Healy completed his fifth year CPA qualification requirement at the University of Central Florida and passed the CPA exam in 1989. Mr. Healy began his career with Touche Ross as an auditor. Touche Ross merged with Deloitte Haskin and Sells forming the new company Deloitte & Touche. Mr. Healy left Deloitte & Touche and joined an audit client, United Leisure Industries, Inc., as the accounting manager. United Leisure is a vertically integrated company which manufactures portable spas, spa covers and billiard tables and distributes and sells such products and other leisure products including above ground swimming pools and accessories, throughout the Southeast United States with 35 retail stores, 2 distribution facilities and 4 manufacturing plants. Mr. Healy was promoted to Controller and was with United Leisure from 1993 to 1998. Mr. Healy moved to South Florida and worked as the Chief Financial Officer for two public companies, SystemOne Technologies from 1999 to 2003, a manufacturer of a parts washer utilizing proprietary technology supported by 7 patents and Imperial Industries, Inc., a manufacturer and distributor of building materials and accessories which had 2 manufacturing plants and 13 distribution centers prior to becoming a casualty of the Great Recession. Most recently, Mr. Healy began working for netTALK as the chief financial officer in December 2013.

Dr. George Gabb, Director.

Mr. Gabb has over 19 years of experience within the education field. Currently he oversees the Computer Information Systems department at Miami Dade College North Campus (“MDC”), covering a wide variety of programming languages. Mr. Gabb has been with MDC since 1998 and has a total of 18 years of experience within the education field. Prior to his stay at MDC, he held a variety of Director-level academic IT-related positions. In addition to his academic background, Mr. Gabb is a member of the Florida Bar. He holds a B.S. in Psychology, M.S. in Computer Information Systems, and a J.D. from Nova Southeastern University.

Family relationship

Nicholas Kyriakides is Chief Operating Officer and started with the company September 2008, and is the CEO’s son.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2014, we believe that during the year ended December 31, 2014, our executive officers, directors and all persons who own more than ten percent of a registered class of our equity securities have complied with all Section 16(a) filing requirements, except as follows:

Section 16(a) Beneficial Ownership Reporting Compliance

Name of Filer	Title	# of Late Reports	# of Transactions not timely reported	# of Failure to File
None

Code of Ethics

We have adopted and previously filed a Code of Ethics for our officers, directors and employees.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

Audit Committee

We do not currently have a standing audit committee. The Board of Directors is currently performing the functions of an audit committee. Also, we do not currently have an “audit committee financial expert” as defined under Item 407(e) of Regulation S-K.

Item 11. Executive compensation

The following table contains compensation information for our executive officers for the period ended December 31, 2014 and December 31, 2013. No other officer received compensation greater than $100,000 for either fiscal year. All of the information included in this table reflects compensation earned by the individuals for services rendered to our Company and all references in the following tables to stock awards relate to awards of common stock granted by us.

Name and Position	Year ended Dec 31,	Salary		Common Stock Awards		Total
Anastasios Kyriakides, Director,	2014	$250,000	(2)	$64,560	(3)	$314,560
Chief Executive Officer (1)	2013	$250,000	(2)	$0	(3)	$250,000
Guillermo Rodriguez, Director,	2013	$21,267	(5)	$0	(6)	$21,267
Chief Financial Officer (4)
Kenneth Hosfeld, Director,	2014	$100,000	(8)	$23,782	(9)	$123,782
Executive Vice President (7)	2013	$96,000		$0	(9)	$96,000
Steven Healy, CPA, Chief Financial	2014	$105,000	(11)	$3,214	(12)	$108,214
Officer (10)	2013	$3,654	(11)	$0	(12)	$3,654
Nicholas Kyriakides	2014	$100,000	(14)	$23,782	(15)	$123,782
Chief Operating Officer (13)	2013	$96,000		$0	(15)	$96,000
Garry Paxinos	2014	$100,000	(17)	$23,782	(18)	$123,782
Chief Technology Officer (16)	2013	$96,000		$0	(18)	$96,000

(1)	Mr. Kyriakides was appointed to serve as our Chief Executive Officer on September 10, 2008.
(2)	Mr. Kyriakides annual salary increased to $250,000 at January 1, 2012 per his amended employment agreement dated May 16, 2011. July 1, 2013, Mr. Kyriakides’ cash salary was decreased to $175,000 per year. The remaining $75,000 is being accrued pro ratably on a monthly basis.
(3)	No stock grants given to Mr. Kyriakides in 2013 and 16.140 million shares were given in 2014.
(4)	Mr. Rodriguez retired as Chief Financial Officer April 30, 2013.
(5)	Mr. Rodriguez’s annual salary was $65,000 in 2013.
(6)	No stock grants given to Mr. Rodriguez in 2013.
(7)	Mr. Hosfeld was appointed to serve as our Vice President on September 30, 2008.
(8)	Mr. Hosfeld’s annual salary was increased per his employment agreement dated January 2, 2014.
(9)	No stock grants given to Mr. Hosfeld in 2013 and 5.945 million shares were given in 2014.
(10)	Mr. Healy was appointed Chief Financial Officer December 2013.
(11)	Mr. Healy’s annual salary was $105,000 in 2014.
(12)	No stock grants were given to Mr. Healy in 2013 and 803,500 were given in 2014.
(13)	Mr. Kyriakides was appointed to Chief Operating Officer January 1, 2014.
(14)	Mr. Kyriakides’ annual salary was increased per his employment agreement dated January 2, 2014.
(15)	No stock grants were given to Mr. Kyriakides in 2013 and 5.945 million shares were given in 2014.
(16)	Mr. Paxinos was appointed to Chief Technology Officer upon hiring December 2011.
(17)	Mr. Paxinos annual salary was increased per his employment agreement dated January 2, 2014.
(18)	No stock grants were given to Mr. Paxinos in 2013 and 5.945 million shares were given in 2014.

Executive Compensation

The Company does not have a compensation committee, thus, our board of directors is responsible for determining the compensation of our named executive officers. The primary goal of our executive compensation policy is to attract and retain the most talented and loyal executives possible. Our intent is to ensure that our executives are compensated fairly and consistent with our strategy and competitive practice and to align executive compensation with the achievement of our business objectives. Our compensation program for the named executive officers consists primarily of base salary, although, the Company has a Stock Option Plan as described above.

Compensation of Directors

None

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 10, 2015 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Type	Name of Beneficiary	Amount and Nature of Owner		Percent (2)
Common stock	Anastasios Kyriakides	34,383,057	(3)	27.4%
Common stock	Kenneth Hosfeld	8,183,500		6.5%
Common stock	Steven Healy	803,500		0.3%
Common stock	Dr. George Gabb	106,000		0.1%
Common stock	Nicholas Kyriakides	8,183,500		6.5%
Common stock	Garry Paxinos	6,128,500		4.9%
Common stock of executive officers and directors		57,387,307		45.7%

Common stock	Samer Bishay	44,865,170	(4)	35.7%
Common stock	KBM Worldwide, Inc. (“KBM”)	24,527,356	(5)	16.5%
Common stock of executive officers, directors and beneficial owners		126,779,833		81.4%

(1)	Unless otherwise indicated, the address of each shareholder is 1080 NW 163rd Drive, Miami, Florida 33169. Samer Bishay is located in Canada.

(2)	Beneficial ownership of shares is determined under Rule 13d-3(d)(1) of the Exchange Act and generally includes any shares over which a person exercises sole or shared voting or investment power and the number of shares that can be acquired within sixty (60) days upon exercise of an option or conversion of warrants and debentures. Common stock subject to these convertible securities are deemed to be outstanding for the purpose of computing the ownership percentage of the person holding such convertible security, but are not deemed to be outstanding for the purpose of computing the ownership percentage of any other person. Applicable percentage of ownership is based on 125,676,528 of fully diluted shares of Net Talk.com, Inc. common stock being issued and outstanding as of April 10, 2015. Calculations do not include outstanding warrants or options, or other rights issued by the Company, unless the reporting person is the beneficial owner of the warrants, options, or other rights.

(3)	Includes 34,383,057 shares of common stock owned by Kyriakides Investments, LLC.

(4)	Includes 44,865,170 shares of common stock owned by Telestrata, LLC.

(5)	Includes 1,318,681 shares of common stock owned by KBM and 23,208,675 shares beneficially owned by KBM.

Item 13. Certain relationships and related transactions, and director independence

Except as described below, there were no other transactions since January 1, 2014, and there are no proposed transactions that involve amounts in excess of the lesser of $50,000 or 1% of the average of our total assets during our two most recently completed fiscal years, to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five (5%) percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

During 2014, the CEO loaned the Company $575,000 in non-interest bearing demand notes of which $400,000 was repaid to the CEO as of December 31, 2014. Additionally, the CEO was repaid $87,583 in back-pay that was accrued in 2013 and the Company accrued $75,000 relating to the voluntary reduction in the CEO’s cash compensation. As of December 31, 2014, the amount due to the CEO was $250,912.

Iristel, Inc. (“Iristel”), a vendor that previously provided a significant portion of netTALK’s telecom service in 2013 and 2014, is owned by Samer Bishay, who was President and member of the board of directors of NetTalk.com, Inc. until removed from the board of directors by a majority of the Company’s shareholders on November 26, 2014. Mr. Bishay also owns and or controls Telestrata, LLC (“Telestrata”), a debt and equity holder of NetTalk.com, Inc., a significant portion of which debt and equity was issued in full settlement of amounts due to Iristel.

On October 10, 2014, Mr. Bishay caused Iristel to terminate all its contracts with NetTalk.com, Inc. On October 17, 2014, Mr. Bishay, purporting to act as President of NetTalk.com, Inc., attempted to cause NetTalk.com, Inc. to reinstate one of its contracts with Iristel, which he had previously caused Iristel to terminate. The Company continues to deny that that reinstatement was effective.

On or about October 24, 2014, Mr. Bishay, despite being obviously conflicted, despite acting without authorization and against the wishes of the board of directors, and despite the absence of the Company seal, filed an unauthorized mortgage on certain real property of the Company, in favor of Telestrata, which he owns and or controls. The Company is continuing to dispute that mortgage.

On November 5, 2014, Telestrata filed an action against the company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. NetTalk.com., Inc. et al., 1:14-cv-24137. See note 12 to the financials statements for further discussion.

As a continuation of these ongoing attempts to tortiously damage the Company and its shareholders, Mr. Bishay, through Iristel and Telestrata, is attempting to overstate, or completely misstate, the amounts owed by the Company as part of their confirmations for its annual audit. The Company has accrued and recorded the amounts it believes are owed to Iristel. The Company completely denies the validity of any such claims, and intends to vigorously pursue Iristel, Telestrata and Mr. Bishay for the damage any such misstatements may cause.

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund on July 7, 2014. The parties executed a note amendment agreement September 1, 2014 whereby the note is due on demand and interest is accruing at 12% annually. See note 9 to the financial statements for further discussion on the note and terms.

Item 14.  Principal Accountant Fees and Services

Pre-Approval Policies and Procedures

A majority of the Company's board of directors approves all professional services for audit fees, audit related fees, tax fees and all other fees performed by the Company’s independent accountants. In its review of non-audit service fees and its appointment of Fuoco Group as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Fuoco Group were approved by a majority of the board of directors.

Audit Fees

The aggregate fees billed by Zachary Salum Auditors PA for professional services for the audit of the annual financial statements included in the Company’s annual report on Form 10-K and reviews of the financial statements included in the Company quarterly reports on Form 10-Q for 2014 was $87,075 and $61,750 for the years ended December 31, 2014 and 2013, respectively.

Audit-Related Fees

There were no other fees billed during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by Zachary Salum Auditors PA for tax services was $9,675 and $3,250, for 2014 and 2013, respectively.

All Other Fees

There were no other fees billed during the last two years for products and services provided.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
3.01	Articles of Incorporation of Net Talk.com Inc. (1)
3.02	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.03	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.04	Articles of Amendment to the Articles of Incorporation of Net Talk.com Inc. (1)
3.05	Bylaws of Net Talk.com
10.01	Redemption and Debt Restructuring Agreement (2)
10.02	Fourth Amended and Restated Agreement (2)
10.03	6% Secured Promissory Note (2)
10.04	Restricted Stock and Warrant Purchase Agreement (3)
10.05	Registration Rights Agreement (3)
10.06	Secured Promissory Note (3)
10.07	Employment Agreements by and between Nettalk.com Inc. and Anastasios Kyriakides (4)
10.08	Employment Agreements by and between Nettalk.com Inc. and Kennett Hosfeld (4)
10.09	Employment Agreements by and between Nettalk.com Inc. and Steven Healy (4)
10.10	Employment Agreements by and between Nettalk.com Inc. and Anastasios Nicholas Kyriakides II (4)
10.11	Employment Agreements by and between Nettalk.com Inc. and Garry Paxinos (4)
10.12	Form of Securities Purchase Agreement (5)
10.13	Form of $83,500 Convertible Promissory Note (5)
10.14	$500,000 Convertible Promissory Note (6)
10.15	Amendment to $500,000 Convertible Promissory Note (6)
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014. (7)
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014. (7)
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014. (7)
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014. (7)
101.INS	XBRL Instance Document (7)
101.SCH	XBRL Taxonomy Extension Scheme Document (7)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (7)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (7)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (7)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (7)

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

(5) Previously filed as an exhibit to the Form 8-K, filed with the SEC on September 30, 2014 and incorporated herein by reference.

(6) Previously filed as an exhibit to the Form 8-K, filed with the SEC on September 30, 2014 and incorporated herein by reference.

(7) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET TALK.COM, INC.

Date: April 15, 2015	By: /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2015	By: /s/ Steven Healy, CPA
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

Name	Position

/s/ Anastasios Kyriakides	Chief Executive Officer (Principal Executive Officer)
Anastasios Kyriakides	and Director

/s/ Kenneth Hosfeld	Executive Vice President and Director
Kenneth Hosfeld

/s/ Dr. George Gabb	Director
Dr. George Gabb

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NetTalk.com, Inc.

Miami Gardens, Florida

We have audited the accompanying balance sheets of NetTalk.com, Inc. as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetTalk.com, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Zachary Salum Auditors P.A.

South Miami, Florida

April 15, 2015

7900 Red Road, Suite 26, Miami, FL 33143

Tel (305) 663-6600 Fax (305) 663-8771

netTALK.COM, Inc.

Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$372,284	$76,791
Restricted cash	115,530	183,930
Accounts receivable, net	82,739	175,157
Inventory	680,963	1,126,300
Prepaid expenses	-	91,842
Total current assets	1,251,516	1,654,020

Property and equipment, net	2,706,426	2,794,148
Intangible assets, net	72,195	116,770
Development costs	377,172	-
Other assets	30,589	27,253

Total assets	$4,437,898	$4,592,191

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,149,333	$2,434,952
Accrued expenses	1,448,642	773,905
Due to Shareholder	250,912	87,583
Deferred revenue	2,056,515	1,857,407
Current portion of long-term debt	4,580,000	1,400,000
Total current liabilities	10,485,402	6,553,847

Long term debt	2,996,155	4,529,278
Total liabilities	13,481,557	11,083,125

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 121,398,391 and 41,324,221 issued and outstanding as of December 31, 2014 and December 31, 2013	121,407	41,333
Additional paid in capital	55,217,688	55,009,280
Accumulated deficit	(64,382,754)	(61,541,547)
Total stockholders' deficit	(9,043,659)	(6,490,934)

Total liabilities and stockholders' deficit	$4,437,898	$4,592,191

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Statements of Operations

	Year Ended December 31, 2014	Year Ended December 31, 2013

Net revenues	$5,063,416	$6,024,150

Cost of revenues	3,100,906	4,678,863

Gross profit	1,962,510	1,345,287

Operating expenses	4,162,458	4,953,388

Operating loss	(2,199,948)	(3,608,101)

Other income (expenses):
Interest expense	(641,259)	(1,479,186)
Other income	-	299,457

Total other income (expenses)	(641,259)	(1,179,729)

Net loss	$(2,841,207)	$(4,787,830)

Loss per common share:
Basic and diluted loss per common share	$(0.04)	$(0.08)
Weight average shares:
Basic and diluted	79,872,477	61,035,259

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Statements of Cash Flows

	Twelve Months Ended December 31,
	2014	2013
Cash flow used in operating activities:
Net loss	$(2,841,207)	$(4,787,831)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	241,718	298,647
Amortization of debt discount	-	947,279
Changes in assets and liabilities:
Accounts receivables	92,418	297,076
Prepaid expenses and other assets	91,842	186,065
Inventories	445,337	341,474
Other assets	(3,336)	10,000
Deferred revenues	199,108	(388,645)
Accounts payable	(285,619)	223,330
Accrued liabilities	674,737	296,162
Net cash used in operating activities	(1,385,002)	(2,576,443)
Cash flow used in investing activities:
Restricted cash	68,400	(68,671)
Purchase of property and equipment	(109,421)	(36,489)
Development costs	(377,172)
Net cash used in investing activities:	(418,193)	(105,160)
Cash flow from financing activities:
Proceeds from promissory and demand notes	1,646,877	2,040,509
Issuance of common stock	288,482	126,955
Proceeds from mortgage payable	-	400,000
Note receivable	-	7,000
Due to shareholder	163,329	87,583
Net cash provided by financing activities	2,098,688	2,662,047
Net increase (decrease) in cash	295,493	(19,556)
Cash and cash equivalents, beginning	76,791	96,347
Cash and cash equivalents, ending	$372,284	$76,791
Supplemental disclosures:
Cash paid for interest	$168,000	$166,400
Cash paid for income taxes	$-	$-

Non-cash transactions:
As per the redemption agreement
Write-off of accrued dividends		$1,301,116
Extinguishment of debt, preferred stock and accrued interest		$1,187,653

The accompanying notes are an integral part of the financial statements

NetTalk.com, Inc.

Statement of Stockholders' Deficit

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balance at January 1, 2013	60,251,355	$60,260	$33,084,420	$(56,753,716)	$(23,609,036)
New common shares	1,067,958	1,068	125,887		126,955
Accretion of preferred stock			1,079,015		1,079,015
Write off of preferred stock dividends			1,601,116		1,601,116
Write off of preferred stock			5,000,000		5,000,000
Extinguishment of debt			14,098,847		14,098,847
Cancellation of common stock	(19,995,092)	(19,995)	19,995		-
Net loss				(4,787,831)	(4,787,831)
Balance at December 31, 2013	41,324,221	41,333	55,009,280	(61,541,547)	(6,490,934)
Common Stock issuance related to stock option plan	10,929,000	10,929	120,219		131,148
Common Stock Issuance to Telestrata	25,441,170	25,441	(25,441)		-
Common Stock Issuance Exercise Warrants	43,704,000	43,704	113,630		157,334
Net loss				(2,841,207)	(2,841,207)
Balance at December 31, 2014	121,398,391	$121,407	$55,217,688	$(64,382,754)	$(9,043,659)

The accompanying notes are an integral part of the financial statements

NetTALK.COM, INC.

Notes to Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

netTALK.COM, INC. (“netTALK” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida. We are a telephone company, who provides, sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology and other similar type technologies. Our main products are the DUO, DUO II and DUO WIFI, they are analog telephone adapters that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). The DUO WIFI can connect to an internet hotspot without the use of an Ethernet cable. Our DUO, DUO II and DUO WIFI and their related services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”).  Our DUO, DUO II and DUO WIFI provide one USB port, one Ethernet port and one analog telephone port. The DUO WIFI offers an additional wireless chip that allows it to connect to internet hotspots without the use of an ethernet cable. A full suite of internet protocol features is available to maximize universal connectivity. In addition, analog telephones attached to our DUO. DUO II and DUO WIFI are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval and call transfer.

Note 2 – Going Concern and Management’s Plans

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated April 13, 2015, in connection with the audit of our financial statements as of December 31, 2014, that included an emphasis of matter paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

The accompanying audited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	We restructured the Company’s debt resulting in the extinguishment of $13,662,615 of debt, $436,234 of accrued interest and $1,301,116 of accrued dividends.

•	We identified key vendors and developed strategic alliances whereby the Company has reduced its cost of providing telecom service and extended the due dates of certain promissory notes to March 1, 2016.

•	We are seeking other revenue streams utilizing our relationships with telecom providers and suppliers and our communication infrastructure and telephony switch to provide telecom service routing customer calls.

•	We eliminated 26 employees reducing payroll cost and we cut other general and administrative costs during 2013 by $1,164,000.

In addition, we are seeking financing from other sources, including the possibility of an infusion of equity, to generate additional funds for operations, including the retention of an investment banker to seek funding and evaluate other strategic alternatives. There is no assurance that the above actions will allow the Company to continue as a going concern.

Based upon the steps outlined above being successful, we believe that our cash on hand and developing additional revenue streams will provide sufficient cash to meet current obligations for our operations to allow the Company to continue as a going concern. There can be no assurance that the actions will be successful and any such new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us.

Note 3 – Significant Accounting Policies

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

Revenue is recognized for a device sale when the product is shipped and the customer is invoiced for retail sales and when the customer completes the transaction for internet sales. Revenue for telecom service is recognized prorata monthly as the service is used and revenue for shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits of $250,000. Our cash balances occasionally exceed the FDIC limits during the year and exceeded the FDIC limit at December 31, 2014 by approximately $109,000.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method. Obsolete inventory is reserved for if necessary and there is zero reserve at December 31, 2014 and 2013.

Property and Equipment

Property and equipment includes acquired assets which consist of network equipment, computer hardware, furniture and purchased and internally developed software. All of our equipment is stated at cost with depreciation calculated using the straight line method over the estimated useful lives of related assets, which range from three to thirty-five years.  The costs of repairs and maintenance is charged to operating expenses unless it increases the assets useful life more than one year.

Intangible Assets

Intangible assets includes trademarks, patents and employee agreements. All of our intangible assets are stated at cost with amortization calculated using the straight line method over the estimated useful lives of related assets, which range from two to twenty years.  The costs of repairs and maintenance is charged to operating expenses unless it increases the asset’s useful life more than one year.

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

Research and Development and Software Costs

The Company develops software for both internal and external use. The following describes netTALK’s policies and procedures regarding expensing versus capitalizing software development costs.

We capitalize costs of software to be sold, leased or marketed in accordance with FASB ASC 985-20. We expense research and development costs as they are incurred. We account for our software development costs as costs incurred internally in creating a computer software product and are charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or completion of a working model. Capitalization of costs stops when the product is available for general release to customers at which point the capitalized costs are amortized over the software’s useful life.

We capitalize costs for internally developed software in accordance with FASB ASC 350-40. We expense research and development costs as they are incurred Costs incurred in the preliminary project stage are expensed as incurred. Preliminary project stage includes conceptual formulations and evaluation of alternatives, determination of existence of needed technology and final selection of alternatives. Costs incurred in the application development stage are capitalized as incurred and includes design of chosen path, configuration, coding, installation of hardware, and testing. Capitalization stops after software implementation at which point the capitalized costs are amortized over the software’s useful life.

During the year ended December 31, 2014, we capitalized development costs of $475,259, completed projects and recorded fixed assets of $90,581 and wrote-off projects that were abandoned of $7,606 resulting in a balance of $377,172 in other assets.

Reclassifications

Certain reclassifications have been made to prior year financial statements in order to conform to the current year’s presentation.

Share-Based Payment Arrangements

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan and a 2012 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of our employee and consultants with those of the Company. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans. The shares are compensatory in nature and are fully vested upon issuance. We value the shares consistent with fair value at the time of issuance including adjustments for certain restrictions and limitations.

Share–based compensation cost to employees is recorded as compensation expense and is recognized over the service period.  Share–based payments to non–employees are recorded as consulting expense and is recognized over the service period.

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

Certain risks and concentration

Our primary manufacturer accounted for approximately 23% of our cost of goods sold for the years ended December 31, 2014 and 2013, respectively. Also, our primary manufacturer accounted for approximately 17% and 2% of outstanding accounts payable at December 31, 2014 and 2013, respectively.

Our primary telecom service provider accounted for approximately 27% and 20% of cost of goods sold for the years ended December 31, 2014 and 2013, respectively. Also, our primary telecom service provider accounted for approximately 22% and 38% of outstanding accounts payable at December 31, 2014 and 2013.

One of our customers presently operates under a consignment agreement. Under the agreement we sell and ship merchandise to our customer, and collect payments upon the sale of our product to the ultimate (final) consumer.

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

Loss per Common Share

Basic loss per common share represents our loss applicable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share gives effect to all potentially dilutive securities. We compute the effects on diluted loss per common share arising from warrants and options using the treasury stock method or, in the case of liability classified warrants, the reverse treasury stock method. We compute the effects on diluted loss per common share arising from convertible securities using the if-converted method. The effects are all anti-dilutive and are excluded.

Patent Costs

Assets are probable future economic benefits obtained as a result of past transactions or events. Legal fees and other costs incurred for successfully defending a patent from infringement are considered deferred legal costs in the sense that they are part of the cost of retaining and obtaining the future economic benefit of the patent as per Statement of Accounting Concept No. 6. If defense of the patent lawsuit is expected to be successful, costs may be capitalized to the extent of an evident increase in the value of the patent per TIS Section 2260. On February 27, 2015, all claims and counterclaims have been dismissed and, as a result, the deferred legal costs have been expensed as of December 31, 2014.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2014 and 2013, was $145,453 and $373,308, respectively.

Income Taxes

We record United States federal, state and foreign income taxes currently payable, as well as deferred taxes due to temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities reflect the temporary differences between the financial statement and income tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to table income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We file a United States federal income tax return. As income tax returns are generally not filed until well after the closing process for the December 31, 2014 financial statements is complete, the amounts recorded at December 31, 2014 reflect estimates of what the final amounts will be when the actual income tax returns are filed for that calendar year. In addition, estimates are often required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating loss carryforwards and valuation allowances required, if any, for tax assets that may not be realizable in the future.

We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Recent Accounting Pronouncements

In April 2013, the FASB issued ASU 2013-04, Liabilities, (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. ASU 2013-04 was effective for the Company’s fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-04 did not have a material effect on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a similar Tax Loss, or a Tax Credit Carryforward Exists , (“ASU 2013-11). ASU 2013-13 is intended to end inconsistent practices regarding the presentation of a unrecognized tax benefits when a net operating loss (“NOL”), a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from the dis- allowance of a tax position. ASU 2013-11 will be effective for the Company’s fiscal year beginning January 1, 2014 and subsequent interim periods. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s financial statements.

In May 2014, the FASB issued standard ASU 2014-09, Revenue from Contracts with Customers, that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is effective for our interim and annual reporting periods beginning after December 15, 2016 and allows for either full retrospective adoption or modified retrospective adoption. We will adopt this guidance on January 1, 2017, and are currently evaluating the impact on our financial statements.

Note 4 – Accounts Receivable

Trade accounts receivable consisted of the following at:
	December 31,
	2014	2013

Accounts receivable, gross	$137,411	$304,501
Allowance for returns and doubtful accounts	(54,672)	(129,344)
Accounts receivable, net	$82,739	$175,157

Note 5 – Inventories

Inventories, recorded at lower of cost or market, are as follows:
	December 31,
	2014	2013

Raw materials	$-	$721,914
Finished goods	680,963	404,386
Total	$680,963	$1,126,300

Inventory is recorded at the lower of cost or market. Of our $680,963 of finished goods inventory at December 31, 2014; $35,711 is held on consignment at one of our distributors. Of our $404,386 of finished goods inventory at December 31, 2013; $105,658 was held on consignment at one of our distributors. During the year ended December 31, 2014 and 2013, there were no write-downs of obsolete inventory.

Note 6 – Property and Equipment

Property and equipment consisted of the following at:

	Estimated	December 31,
	Useful Life	2014	2013

Telecommunication equipment	7	$373,089	$356,154
Computer equipment	5	171,659	169,754
Building	35	2,448,364	2,448,364
Building improvements	10	86,442	86,442
Office equipment and furnishing	7	48,212	48,212
Purchased and developed software	3	124,728	34,147
Land		270,000	270,000
		3,522,494	3,413,073
Less: accumulated depreciation		(816,068)	(618,925)
Property and equipment, net		$2,706,426	$2,794,148

Depreciation expense was $197,143 and $194,366 for the years ended December 31, 2014 and 2013, respectively. Our telecommunications equipment is deployed in our Network Operations Center (“NOC”) as is most of the computer equipment. Other computer and office equipment and furnishings are deployed at our corporate offices which is in the same building as the NOC.

Note 7 - Intangible Assets

Intangible assets consisted of the following at:

	Estimated	December 31,
	Useful Life	2014	2013
Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	93,747	93,747
Finance cost	2	83,280	83,280
		1,001,073	1,001,073
Less: accumulated amortization		(928,878)	(884,303)
Intangible assets, net		$72,195	$116,770

Amortization expense amounted to $44,575 and $104,281 for the years ended December 31, 2014 and 2013, respectively.

Note 8 – Share-Based Payment Arrangements

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan and a 2012 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of our employee and consultants with those of the Company. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans. The shares are compensatory in nature and are fully vested upon issuance. We value the shares consistent with fair value at the time of issuance including adjustments for certain restrictions and limitations.

Share–based compensation cost to employees is recorded as compensation expense and is recognized over the service period.  Share–based payments to non–employees are recorded as consulting expense and is recognized over the service period.

In the first quarter of 2014, the Company issued 10,929,000 share of common stock under the 2011 Stock Option Plan to management and employees. The compensation expense related to these shares is $131,148. Additional paid in capital was credited for $120,219 and common stock was credited for $10,929.

Note 9 – Debt Restructuring, Promissory Notes and Mortgage Note Payable

Debt Restructuring

The Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of its loans to September 30, 2014 with two additional one year extensions if accrued interest is paid in full, and reduce the overall loan with Vicis from approximately $17,000,000 to $3,000,000. This $3,000,000 secured promissory note was purchased by Phoenix Vitae Holdings, LLC as described below. The restated loan accrued interest at six percent (6%) per annum. In addition, pursuant to the redemption and restructuring agreement, all shares and derivative securities held by Vicis including the 500 shares of series A convertible redeemable preferred stock, 19,995,092 shares of the Company’s common stock, and common stock purchase warrants exercisable for 76,864,250 shares of common stock have been returned to the Company and cancelled. The holders received no additional consideration to effect the modification.

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

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund July 7, 2014. PV extended the interest payment date for the initial interest payment from June 30, 2014 to September 1, 2014. On September 1, 2014, a note amendment agreement was entered into whereby the note is due on demand and the interest rate and terms are as follows: Interest on the principal amount (or any balance thereof) outstanding from time to time under this Note shall accrue at a fixed rate per year equal to nine percent (9%) during the period from July 1, 2014 through August 31, 2014; and provided further, that interest shall accrue at a fixed rate per year equal to twelve percent (12%); from and after September 1, 2014 until the Note is paid in full (in each case, computed on the basis of a 360-day year).

Promissory Notes and Mortgage Payable

Long term debt consisted of the following at:
	December 31,
	2014	2013
$3,000,000, 6% secured promissory note to related party, due on demand	$3,000,000	$3,000,000
$1,400,000, 12% mortgage note payable, due November 29, 2015	1,400,000	1,400,000
$300,000, 5% secured convertible note, due December 1, 2013	-	300,000
$200,000, 5% secured convertible note, due January 15, 2014	-	200,000
$2,766,155, 5% secured promissory note, due March 1, 2016	2,766,155	-
$175,000, 6% promissory note, due June 30, 2017	175,000	175,000
$500,000 12% convertible promissory note, due August 21, 2016	55,000	-
$83,500 8% convertible promissory note, due September 11, 2015	83,500	-
$43,000 8% convertible promissory note, due November 19, 2015	43,000	-
$53,500 8% convertible promissory note, due December 29, 2015	53,500	-
$854,278, demand notes, due on demand	-	854,278
	7,576,155	5,929,278
Less current portion	(4,580,000)	(1,400,000)
Long-term debt	$2,996,155	$4,529,278

2014 Issuance of Promissory Notes

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

Subject to repayment obligations of the Company as provided below, Telestrata received credit of $4,571,940 to acquire shares and warrant as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,373 in loans to the Company received in the third and fourth quarters of 2013 and (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company.

On March 11, 2014, the Company executed a secured promissory note with Telestrata for $4,071,940. Interest accrues at 5% and the note and interest are payable March 1, 2016 subject to accelerated repayment terms as defined in the promissory note agreement. The principal balance of the note increased based on additional payments, as defined in the promissory note agreement. As of June 30, 2014, the Company received $250,000 of additional cash payments and $250,000 of additional indirect cash payments for telecom service received from an affiliate of Telestrata. This affiliate is owned by the previous President of the Company. These amounts were added to the original principal balance resulting in a new principal balance of $4,571,940 less the discount of up to $1,805,785. The promissory note provides for a discount of up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note. Advanced payments are required based on certain conditions with qualified financing as defined in the Secured Promissory Note.

Reconciliation of Telestrata Promissory Note at:
December 31,
2014
Original secured promissory note due to Telestrata	$4,071,940
Less promissory note discount	(1,805,785)
Increase in principal from additional cash payment	250,000
Increase in principal from indirect cash payment for telecom service	250,000
Revised secured promissory note due to Telestrata	$2,766,155

On August 21, 2014, the Company issued a Convertible Promissory Note (“Note 1”) to a third party accredited investor, in the aggregate principal amount of five hundred thousand dollars ($500,000) for an aggregate purchase price of up to four-hundred and fifty thousand dollars ($450,000) (“Aggregate Purchase Price”). The investor paid initial consideration of $50,000 and may, at its discretion, pay additional consideration, up to an amount equal to the Aggregate Purchase price. The principal sum due to investor shall be prorated based upon the amount of consideration actually paid by investor to the Company (plus an approximate 10% original issue discount that is prorated based upon the amount of consideration actually paid by investor to the Company) such that the Company is only required to repay the amount actually funded by investor.

Note 1 is convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.17 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the right, in its discretion, to enforce a “Conversion Floor” equal to $0.10 per share, which, if enforced by the Company, shall require the Company to make whole any loss suffered by investor in the form of cash payment, as further described in the Amendment to the Note.

Note 1 has a maturity date of August 21, 2016. If the Company repays any then outstanding principal amount due to investor prior to the date 90 days following the issue date (the “Interest Date”) of the Note, the interest on such amount shall be 0%. If the Company repays any then outstanding principal amount due to investor after the Interest Date, such amount shall be charged with a one-time 12% interest charge.

On September 24, 2014, the Company entered into a Securities Purchase Agreement (“SPA”) with a third party accredited investor pursuant to which the Company issued an 8% Convertible Promissory Note (“Note 2”) to the investor in the principal amount of eighty-three thousand five hundred dollars ($83,500) for a purchase price of eighty-three thousand five hundred dollars ($83,500).

Note 2 is convertible, at the option of the holder, into shares of the Company common stock, par value $0.001 per share, based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in the Note, substantially in the form attached hereto as Exhibit 10.2. Interest accrues at 8% per annum and is due at maturity date which is September 11, 2015.

On November 19, 2014, the Company entered into a SPA with a third party accredited investor pursuant to which the Company issued an 8% Convertible Promissory Note (“Note 3”) to the investor in the principal amount of forty-three thousand dollars ($43,000) for a purchase price of forty-three thousand five hundred dollars ($43,000).

Note 3 is convertible, at the option of the holder, into shares of the Company common stock, par value $0.001 per share, based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in Note 3. Interest accrues at 8% per annum and is due at maturity date which is November 19, 2015.

On December 29, 2014, the Company entered into a Securities Purchase Agreement with a third party accredited investor pursuant to which the Company issued an 8% Convertible Promissory Note (“Note 4”) to the investor in the principal amount of fifty-three thousand five hundred dollars ($53,500) for a purchase price of fifty-three thousand five hundred dollars ($53,500).

Note 4 is convertible, at the option of the holder, into shares of the Company common stock, par value $0.001 per share, based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in Note 4. Interest accrues at 8% per annum and is due at maturity date which is December 29, 2015.

Notes 1, 2, 3 and 4 were offered and sold to accredited investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933.

During 2014, the CEO (and shareholder) loaned the Company $575,000 in non-interest bearing demand notes of which $400,000 was repaid to the CEO as of December 31, 2014. Additionally, the CEO was repaid $87,583 in back-pay that was accrued in 2013 and the Company accrued $75,000 relating to the voluntary reduction in the CEO’s cash compensation. As of December 31, 2014, the amount due to the CEO was $250,912.

2013 Issuance of Promissory Notes

During the first and second quarters of 2013, the Company received advances of $175,000 from a third party. These advances are evidenced by a promissory note, accrues interest at 6% per year, and matures June 30, 2017.

On May 31, and July 15, 2013, the Company issued to Samer Bishay, previous President of the Company, two 5% secured convertible promissory notes with face values of $300,000 and $200,000, respectively. These promissory notes were due December 1, 2013 and January 15, 2014. Also, during the third and fourth quarters of 2013 the Company received $837,373 in non-interest bearing notes due on demand from a previously major vendor owned by Samer Bishay. On March 11, 2014 these promissory notes and demand notes were extinguished and replaced with the Telestrata promissory note described above which matures March 1, 2016.

Mortgage Payable

On November 29, 2012, the Company borrowed $1,000,000 from a lender and in exchange, the Company issued a 12% promissory note and a mortgage and security agreement. The 12% promissory note, among other matters, accrues interest at 12% per annum, is payable in full on November 29, 2015, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami, FL 33169.

On January 11, 2013, we received an additional advance of $400,000 pursuant to its existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was endorsed by a promissory note which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per annum, is payable in full on November 29, 2015, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami, FL 33169. On March 2, 2015, the due date of the aggregate principle balance of $1,400,000 was extended to November 29, 2015.

On October 27, 2014, Company was notified that Samer Bishay, previous President of the Company, on or about October 24th, 2014, through counsel for Telestrata, LLC, an entity with which he is affiliated, unilaterally filed a mortgage in the amount of approximately $4.5 million, encumbering certain real property of the Company. The Company's Board of Directors (the "Board"), through a unanimous written consent executed September 2, 2014, by all directors including Mr. Bishay, authorized the company to undertake such action only under certain conditions, including the condition that only the Chief Financial Officer of the Company could execute and authorize any such filing. Such written consent has not been revoked, modified or superseded by any subsequent valid action of the Board, and accordingly, the Company is working with counsel to rescind such unauthorized encumbrance and pursue any causes of action the Company or its shareholders may have against Mr. Bishay.

As a result of this unauthorized encumbrance, at this time the Company is unable to refinance the mortgage payable although we were able to extend the maturity date of the mortgage payable to November 29, 2015.

Note 10 – Revenue and Cost of Revenue

Revenues and cost of revenues consisted of the following:

	Twelve Months Ended December 31,
	2014	2013
Revenues:
Sales of devices	$675,128	$1,667,456
Renewals and access charges	4,140,533	4,128,681
Other	247,755	228,013
Total	5,063,416	6,024,150

Cost of revenues:
Cost of sales of devices	1,125,144	1,885,102
Cost of renewals and access charges	1,869,001	2,767,955
Other	106,761	25,806
Total	3,100,906	4,678,863

Gross profit	$1,962,510	$1,345,287

Note 11 – Redeemable Preferred Stock

Effective December 31, 2013, the Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund to, among other things, extinguish $5,000,000 of series A convertible redeemable preferred stock of which 500 shares were issued, outstanding and have been cancelled.

Note 12 – Commitment and Contingencies

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

The Company has entered into contracts with various telecom vendors in the fourth quarter of 2014 and the first quarter of 2015 with an annual commitment of approximately $281,000 and a total commitment of approximately $437,500 as defined in the agreement.

During the middle of 2013, the Company encountered severe financial difficulties. As a result, the Company became delinquent on filing and paying certain taxes. As of the date of this filing, the Company is working to complete all filing obligations required by federal, state, county, city or locality jurisdictions. As of December 31, 2014, the Company has accrued $665,000 for taxes, penalties and interest which is recorded in accrued expenses.

Legal Proceedings

On September 21, 2012, NetTalk.com, Inc. filed a complaint in United States District Court for the Southern District of Florida, Civil Action No.: 9:12-cv-810220-CIV-MIDDLEBROOK/BRANNON, against MAGICJACK VOCALTECLTD, MAGIJACK HOLDINGS CORPORATION f/k/a YMAX HOLDINGS CORPORATION and DANIEL BORISLOW. In the complaint we allege patent infringement by the defendants and are seeking injunctive relief and two hundred million dollars ($200,000,000) in damages as a result of the alleged patent infringement by defendants. There can be no assurances as to the outcome of this litigation.

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

On February 27, 2015, by stipulation of the parties, the district court dismissed all claims and counterclaims in netTALK v. magicJack (Case No. 9:12-cv-810220, Dkt. #158.)

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014 to make monthly payments of $1,000 until the debt is satisfied. The balance due at December 31, 2014 is $10,969 which is recorded in accounts payable.

On July 30, 2014, Active Media Services, Inc. filed a complaint against the Company in the United States District Court for Southern District of New York. The Complaint seeks 374,803.43 in damages based on the theory of breach of contract. On September 9, 2014 the Company answered the complaint and the parties are presently engaged in discovery. As of the filing date of this Report, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred and whether an accrual is necessary.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. As of the filing date of this Report, the parties have settle the case for $99,870 and the first installment has been paid according to the settlement agreement. As of December 31, 2014, the amount settled has been accrued by the Company and is recorded in accounts payable.

On February 27, 2015, the Company was served with a complaint from Northern Communication Services, Inc. that was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida, Case No.: 14029771CA01 Civil Division, alleging breach of contract by the Company and seeking damages of no less than $43,110. As of the date of this filing, the parties have settled the case for 43,110 and the first installment has been paid according to the settlement agreement. As of December 31, 2014, the amount settled has been accrued by the Company and is recorded in accounts payable.

On March 25, 2015, the Company received a collection letter from Canadian Credit Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $29,687. As of the date of this filing, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred. As of December 31, 2014, the amount claimed, $29,687, has been accrued by the Company and is recorded in accounts payable.

On April 3, 2015, the Company received a collection letter from Receivables Control Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $247,500. As of the filing date of this report, the parties have settle the case for $10,000 and the first installment has been paid according to the settlement agreement. As of December 31, 2014, the amount settled has been accrued by the Company and is recorded in accounts payable.

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

On January 14, 2015, the Company filed a motion to dismiss the derivative claims based on Telestrata not filing a demand on the board of directors and its derivative and direct claims being in conflict with each other. This motion is fully briefed and oral argument has been ordered for April 27, 2015.

On or about December 24, 2014, the Company filed an action against Telestrata, LLC seeking to quiet title on its property and for slander of title based on Telestrata placing a mortgage on the property without the Company’s authorization. Telestrata has filed a motion to consolidate this action with the Telestrata Derivative Litigation. This motion is fully briefed and the Company is awaiting the Court’s decision on this issue.

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

Note 13 - Related Parties

During 2014, the CEO (and shareholder) loaned the Company $575,000 in non-interest bearing demand notes of which $400,000 was repaid to the CEO as of December 31, 2014. Additionally, the CEO was repaid $87,583 in back-pay that was accrued in 2013 and the Company accrued $75,000 relating to the voluntary reduction in the CEO’s cash compensation. As of December 31, 2014, the amount due to the CEO was $250,912. During 2013, amounts totaling $137,185 were advanced to the Company as a short term loan from the CEO. As of December 31, 2013, all loans from the CEO have been repaid by the Company.

During the year ended December 31, 2013 the Company incurred and paid consulting service fees of $62,100 to a related party.

Iristel, Inc. (“Iristel”), a vendor that previously provided a significant portion of netTALK’s telecom service in 2013 and 2014, is owned by Samer Bishay, who was President and member of the board of directors of NetTalk.com, Inc. until removed from the board of directors by a majority of the Company’s shareholders on November 26, 2014. Mr. Bishay also owns and or controls Telestrata, LLC (“Telestrata”), a debt and equity holder of NetTalk.com, Inc., a significant portion of which debt and equity was issued in full settlement of amounts due to Iristel.

On October 10, 2014, Mr. Bishay caused Iristel to terminate all its contracts with NetTalk.com, Inc. On October 17, 2014, Mr. Bishay, purporting to act as President of NetTalk.com, Inc., attempted to cause NetTalk.com, Inc. to reinstate one of its contracts with Iristel, which he had previously caused Iristel to terminate. The Company continues to deny that that reinstatement was effective.

On or about October 24, 2014, Mr. Bishay, despite being obviously conflicted, despite acting without authorization and against the wishes of the board of directors, and despite the absence of the Company seal, filed an unauthorized mortgage on certain real property of the Company, in favor of Telestrata, which he owns and or controls. The Company is continuing to dispute that mortgage.

On November 5, 2014, Telestrata filed an action against the company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. NetTalk.com., Inc. et al., 1:14-cv-24137. See footnote 12 for further discussion.

As a continuation of these ongoing attempts to tortiously damage the Company and its shareholders, Mr. Bishay, through Iristel and Telestrata, is attempting to overstate, or completely misstate, the amounts owed by the Company. The Company has accrued and recorded the amounts it believes are owed to Iristel. The Company completely denies the validity of any such claims, and intends to vigorously pursue Iristel, Telestrata and Mr. Bishay for the damage any such misstatements may cause.

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

Note 14 – Income Taxes

Income tax provision consisted of the following at:

	December 31,
	2014	2013

Federal statutory rate	34.0%	34.0%
State rate, net of federal benefit	3.6%	3.6%
Derivative income	0.0%	0.0%
Change in valuation allowance	(37.6)%	(37.6)%
Effective tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflects the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 31,
	2014	2013
Property and fixed assets	(84,432)	(27,090)
Reserves and accruals	11,208	8,554
Net operating loss carry forwards	8,106,367	3,421,711
	8,033,143	3,403,175
Valuation allowance	(8,033,143)	(3,403,175)
Net deferred taxes, after valuation allowance	-	-

Our valuation allowance increased $629,968 during the period ended December 31, 2014.

Based on our prior earnings and insufficiency of income to be utilized in carry back years and future taxable income, we have concluded that it is more likely than not that these net deferred tax assets will not be utilized. Therefore, a valuation allowance has been set up to reduce deferred tax assets to zero. As of December 31, 2014, we have an estimated net operating loss carry forwards amounting to $39,500,000 that are available, subject to limitations, to offset future taxable income through 2032. The company is also not taking any uncertain tax position in the calculation of current or deferred taxes.

The company files income tax returns for United States Federal taxes and State of Florida tax purposes. The company is not currently under any tax examination, but the statute of limitations has not yet expired. The company generally remains subject to examination of its Federal income tax returns for 2011 and subsequent years as the Internal Revenue Service has a three year window to assess/collect taxes. In addition, the company also remains subject to examination of its State of Florida tax returns for 2011 and subsequent years.

Note 15 – Subsequent Events

On January 2, 2015, the Company repaid the CEO a short term loan of $175,000. On February 9, 2015, the Company issued 1,409,456 shares of common stock in exchange for professional fees. On March 2, 2015, the due date of the mortgage note payable of $1,400,000 was extended to November 29, 2015.

On March 27, 2015, the Company was upgraded to the OTCQB venture stage marketplace for early stage and developing U.S. and international companies. The Company settled its dispute with two vendors in March 2015.

