Form 10-Q
period 2015-03-31
NET TALK.COM, INC.
filed 2015-05-18
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

The Registrant had 177,592,350 shares of Common Stock, par value $0.001 per share, outstanding as of May 11, 2015

NET TALK.COM, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED MARCH 31, 2015

netTALK.COM, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$227,167	$372,284
Restricted cash	115,530	115,530
Accounts receivable, net	28,600	82,739
Inventory	528,715	680,963
Total current assets	900,012	1,251,516

Property and equipment, net	2,679,093	2,706,426
Intangible assets, net	71,121	72,195
Development costs	450,985	377,172
Other assets	29,341	30,589
Total assets	$4,130,552	$4,437,898

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,151,564	$2,149,333
Accrued expenses	1,696,313	1,448,642
Due to Shareholder	94,662	250,912
Deferred revenue	2,155,714	2,056,515
Current portion of long-term debt	7,334,155	4,580,000
Total current liabilities	13,432,408	10,485,402

Long term debt	212,300	2,996,155
Total liabilities	13,644,708	13,481,557

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 125,676,528 and 121,398,391 issued and outstanding as of March 31, 2015 and December 31, 2014	125,676	121,398
Additional paid in capital	55,299,497	55,217,697
Accumulated deficit	(64,939,329)	(64,382,754)
Total stockholders' deficit	(9,514,156)	(9,043,659)

Total liabilities and stockholders' deficit	$4,130,552	$4,437,898

The accompanying notes are an integral part of the financial statements

3

netTALK.COM, Inc.

Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2015	2014

Net revenues	$1,178,466	$1,175,879

Cost of revenues	491,973	753,455

Gross profit	686,493	422,424

Operating expenses	1,062,384	922,265

Operating loss	(375,891)	(499,841)

Interest expense	(179,772)	(111,210)

Net loss	$(555,663)	$(611,051)

Loss per common share	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Condensed Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flow used in operating activities:
Net loss	$(555,663)	$(611,051)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	53,256	58,317
Recognition of deferred revenue	(865,554)	(1,153,526)
Changes in assets and liabilities:
Accounts receivables	54,139	(20,605)
Prepaid expenses and other assets	-	(3,643)
Inventories	152,248	(103,873)
Other assets	1,248	-
Deferred revenues	964,753	1,438,954
Accounts payable	58,610	(757,496)
Accrued liabilities	247,671	55,520
Net cash provided by (used in) operating activities	110,708	(1,097,403)
Cash flow used in investing activities:
Restricted cash	-	68,400
Purchase of property and equipment	(25,762)	-
Development costs	(73,813)	(149,311)
Net cash used in investing activities:	(99,575)	(80,911)
Cash flow from financing activities:
Proceeds from promissory and demand notes	-	1,169,273
Issuance of common stock	-	131,148
Due to shareholder	(156,250)	90,413
Net cash (used in) provided by financing activities	(156,250)	1,390,834
Net (decrease) increase in cash	(145,117)	212,520
Cash and cash equivalents, beginning	372,284	76,791
Cash and cash equivalents, ending	$227,167	$289,311
Supplemental disclosures:
Cash paid for interest	$42,000	$42,000
Cash paid for income taxes	$-	$-
Non-cash transactions:
Issuance of common stock from conversion of convertible notes	$29,700	$-
Cancellation of convertible notes	$-	$500,000
Reduction of accounts payable from Telestrata agreement	$-	$928,782
Conversion of demand notes to Telestrata promissory note	$-	$837,373
Issuance of common stock in payment of legal fees	$56,379	$-

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Notes to Unaudited Financial Statements

Note 1 – Description of Business and Basis of Presentation

Description of Business

NET TALK.COM, INC. (“netTALK” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida, under the name Discover Screens Inc. On September 10, 2008 the Company changed its name to NETTALK.COM INC. The company is a leading ultra-low cost provider of home phone and smartphone communications. netTALK’s global communications network supports its flagship products which are the DUO home phone service and CONNECT mobile apps. The DUO home phone service provides local and long distance calling throughout the United States and Canada and the complementary CONNECT mobile apps provide a unified communications experience whether at home or on-the-go. The company provides this high tech, easy to use and ultra-low cost service with just one bill once a year. Additionally, the company leverages its extensive call termination agreements to offer wholesale call terminations to other carriers – powered by its carrier grade and proprietary VoIP switching platform. The company believes everyone should have access to easy to use, affordable home and on-the-go digital phone service around the world.

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. However, the unaudited condensed interim financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for future fiscal quarters of 2015, for the year ending December 31, 2015, or for future periods. The significant accounting principles used in the preparation of these unaudited condensed interim financial statements are the same as those used in the preparation of the annual audited financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and other Company filings with the Securities and Exchange Commission.

Note 2 - Going Concern and Liquidity

We have never sustained profits and our losses could continue. Without sufficient additional capital to repay our indebtedness as it matures, we may be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and or discontinue many of our activities which could negatively affect our business and prospects. Our current efforts to raise capital may not be successful on terms satisfactory to the Company, or at all.

We incurred net losses of $555,663 and $611,051 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we had $6,146,455 in debt, after deducting applicable discount, of which $5,934,455 is current and we had $1,400,000 in a short term mortgage payable. The Company raised approximately $3,000,000 in secured and convertible promissory notes in 2014. As of March 31, 2015, we had negative working capital of $12,532,396

Our current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations or debt that is maturing in 2015 or that is due on demand. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

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

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated April 15, 2015, in connection with the audit of our financial statements as of December 31, 2014, that included an emphasis of a matter paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	Establish and build strategic alliances and partnerships with companies offering complimentary products and services providing synergies for those involved.

•	Leverage our extensive call termination agreements to offer wholesale call terminations to other carriers – powered by its carrier grade and proprietary VoIP switching platform.

•	Rental of available collocations space in our data center as well as available space on our telecommunications tower.

•	Aggressively pursue new revenue by utilizing our mobile applications for use by our current and future subscriber base.

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

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits of $250,000. Our cash balances occasionally exceed the FDIC limits during the year but did not exceed the FDIC limit at March 31, 2015.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method. Obsolete inventory is reserved for, if necessary, and there is zero reserve at March 31, 2015 and December 31, 2014.

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

Software Development Costs

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

During the three months ended March 31, 2015 and 2014, we capitalized development costs of approximately $149,000 and $74,000.

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

Certain risks and concentration

Our primary manufacturer accounted for approximately 20% of our cost of goods sold for the three months ended March 31, 2015 and 2014, respectively. And our primary telecom service provider accounted for approximately 25% and 36% of cost of goods sold for the three months ended March 31, 2015 and 2014, respectively.

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

Note 4 – Accounts Receivable

Trade accounts receivable consisted of the following at:

	March 31,	December 31,
	2015	2014

Accounts receivable, gross	$85,462	$137,411
Allowance for returns and doubtful accounts	(56,862)	(54,672)
Accounts receivable, net	$28,600	$82,739

Note 5 – Inventory

Inventories, recorder at lower of cost or market, are as follows:

	March 31,	December 31,
	2015	2014

Raw materials	$-	$-
Finished goods	528,715	680,963
Total	$528,715	$680,963

Inventory is recorded at the lower of cost or market. Of our total finished goods inventory, at March 31, 2015 and December 31, 2014, $20,889 and $35,711, respectively, is held on consignment at one of our distributors.

During the three months ended March 31, 2015 and 2014, there were no write-downs of obsolete inventory.

Note 6 – Property and equipment

Property and equipment consisted of the following at:

	Estimated	March 31,	December 31,
	Useful Life	2015	2014

Telecommunication equipment	7	$392,966	$373,089
Computer equipment	5	171,659	171,659
Building	35	2,448,364	2,448,364
Building improvements	10	91,414	86,442
Office equipment and furnishing	7	48,212	48,212
Purchased and developed software	3	124,728	124,728
Land		270,000	270,000
		3,547,343	3,522,494
Less: accumulated depreciation		(868,250)	(816,068)
Property and equipment, net		$2,679,093	$2,706,426

Our property and equipment is located in our network operations center and corporate offices which are housed in the same building. Depreciation expense for the three months ended March 31, 2015 and 2014 was $52,182 and $57,242, respectively.

Note 7 - Intangible Assets

Intangible assets consisted of the following at:

	Estimated	March 31,	December 31,
	Useful Life	2015	2014
Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	93,747	93,747
Finance cost	2	83,280	83,280
		1,001,073	1,001,073
Less: accumulated amortization		(929,952)	(928,878)
Intangible assets, net		$71,121	$72,195

Amortization expense for the three months ended March 31, 2015 and 2014, was $1,074 and $11,075, respectively.

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

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund July 7, 2014. PV extended the interest payment date for the initial interest payment from June 30, 2014 to September 1, 2014.  On September 1, 2014, a note amendment agreement was entered into whereby, the note is due on demand and the interest rate and terms are as follows: Interest on the principal amount (or any balance thereof) outstanding from time to time under this Note shall begin to accrue on the September 1, 2014 and shall accrue at a fixed rate per year equal to six percent (6.00%); provided, however, interest shall accrue at a fixed rate per year equal to nine percent (9.00%) during the period from July 1, 2014 through August 31, 2014; and provided further, that interest shall accrue at a fixed rate per year equal to twelve percent (12.0%); from and after September 1, 2014 until the Note is paid in full (in each case, computed on the basis of a 360-day year).

Demand, Promissory and Convertible Notes

Long term debt consisted of the following at:

	March 31,	December 31,
	2015	2014
$3,000,000, 6% secured promissory note, due on demand	$3,000,000	$3,000,000
$1,400,000, 12% mortgage note payable, due November 29, 2015	1,400,000	1,400,000
$2,766,155, 5% secured promissory note, due March 1, 2016	2,766,155	2,766,155
$175,000, 6% promissory note, due June 30, 2017	175,000	175,000
$500,000 12% convertible promissory note, due August 21, 2016	37,300	55,000
$83,500 8% convertible promissory note, due September 19, 2015	71,500	83,500
$43,000 8% convertible promissory note, due November 21, 2015	43,000	43,000
$53,500 8% convertible promissory note, due December 29, 2015	53,500	53,500
	7,546,455	7,576,155
Less current portion	(7,334,155)	(4,580,000)
Long-term debt	$212,300	$2,996,155

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

Subject to repayment obligations of the Company as provided below, Telestrata received credit of $4,071,940 to acquire shares and warrant as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,374 in loans to the Company received in the third and fourth quarters of 2013 and (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company.

On March 11, 2014, the Company executed a secured promissory note with Telestrata for $4,071,940. Interest accrues at 5% and the note and interest are payable March 1, 2016, subject to accelerated repayment terms as defined in the promissory note agreement. The principal balance of the note increased $500,000 based on additional payments, as defined in the promissory note agreement. As of June 30, 2014, the Company received $250,000 of additional cash payments and $250,000 of additional indirect cash payments for telecom service received from an affiliate of Telestrata. This affiliate is owned by the previous President of the Company. These amounts were added to the original principal balance resulting in a new principal balance of $4,571,940 less the discount of up to $1,805,785. The promissory note provides for a discount of up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note. Advanced payments are required based on certain conditions with qualified financing as defined in the Secured Promissory Note.

Reconciliation of Telestrata Promissory Note at:

March 31,
2015
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

Note 1 is convertible, at the option of the holder, into shares of the Company’s common stock, par value $0.001 per share, at a conversion price equal to the lesser of $0.17 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the right, in its discretion, to enforce a “Conversion Floor” equal to $0.10 per share, which, if enforced by the Company, shall require the Company to make whole any loss suffered by investor in the form of cash payment, as further described in the Amendment to the Note. In the first quarter of 2015, the investor converted $17,700 of debt into 1,550,000 shares of netTALK common stock.

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

On September 24, 2014, the Company entered into a Securities Purchase Agreement (“SPA”) with a third party accredited investor pursuant to which the Company issued an 8% Convertible Promissory Note (“Note 2”) to the investor in the principal amount of eighty-three thousand five hundred dollars ($83,500) for a purchase price of eighty-three thousand five hundred dollars ($83,500). In the first quarter of 2015, the investor converted $12,000 of debt into 1,318,681 shares of netTALK common stock.

Note 2 is convertible, at the option of the holder, into shares of the Company common stock, par value $0.001 per share, based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in the Note. Interest accrues at 8% per annum and is due at maturity date which is September 11, 2015.

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

During 2014, the CEO (and shareholder) loaned the Company $575,000 in non-interest bearing demand notes of which all was repaid to the CEO as of March 31, 2015. Additionally, the CEO was repaid $87,583 in back-pay that was accrued in 2013. Also, the Company accrued $94,662 relating to the voluntary reduction in the CEO’s cash compensation which is due to the CEO as of March 31, 2015.

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

Note 9 – Revenue and Cost of Revenues

Revenues and cost of revenues consisted of the following:

	Three Months Ended March 31,
Revenues:	2015	2014
Sales of devices	$41,598	$167,793
Renewals and access charges	1,087,306	967,591
Other	49,562	40,495
Total	1,178,466	1,175,879

Cost of revenues:
Cost of sales of devices	152,246	283,672
Cost of renewals and access charges	339,727	469,783
Total	491,973	753,455

Gross profit	$686,493	$422,424

Note 10 - Share-Based Payment Arrangements

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan and a 2012 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of our employee and consultants with those of the Company. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans. The shares are compensatory in nature and are fully vested upon issuance. We value the shares consistent with fair value at the time of issuance including adjustments for certain restrictions and limitations

Share–based compensation cost to employees is recorded as compensation expense and is recognized over the service period. Share–based payments to non–employees are recorded as consulting expense and is recognized over the service period.

In the first quarter of 2014, the Company issued 10,929,000 share of common stock under the Plan to management and employees. The compensation expense related to these shares is $131,148. Additional paid in capital was credited for $120,219 and common stock was credited for $10,929. No shares were issued in the first quarter of 2015.

Also, in the first quarter of 2014, the Company issued a common stock purchase warrant entitling management to purchase shares of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK.

Note 11 - Issuance of Equity Securities

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

In the third and fourth quarters of 2014, the Company issued four convertible promissory notes totaling $235,000. Each of these notes were offered and sold to accredited investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933. See footnote 8 for further discussion. In the first quarter of 2015, investors converted approximately $29,700 in convertible debt into 2,868,681 shares of common stock. These issuances were recorded as a debit to convertible debt for $29,700, a credit to common stock for $2,869 and a credit to additional paid in capital for $26,831.

In the first quarter of 2015, the Company has issued 1,409,456 of shares of common stock as payment for $56,378 in legal fees. This issuances were recorded as a debit to accounts payable for $56,378, a credit to common stock for $1,409 and a credit to additional paid in capital for $54,969.

Note 12 - Related Party Transactions

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

On October 10, 2014, Mr. Bishay caused Iristel to terminate all its contracts with netTalk.com, Inc. On October 17, 2014, Mr. Bishay, purporting to act as President of netTalk.com, Inc., attempted to cause netTalk.com, Inc. to reinstate one of its contracts with Iristel, which he had previously caused Iristel to terminate. The Company continues to deny that the reinstatement was effective.

On or about October 24, 2014, Mr. Bishay, despite being obviously conflicted, despite acting without authorization and against the wishes of the board of directors, and despite the absence of the Company seal, filed an unauthorized mortgage on certain real property of the Company, in favor of Telestrata, which he owns and or controls. The Company is continuing to dispute that mortgage.

On November 5, 2014, Telestrata filed an action against the company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. netTalk.com., Inc. et al., 1:14-cv-24137. See footnote 14 for further discussion.

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

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO (and shareholder) of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund on July 7, 2014. The parties executed a note amendment agreement September 1, 2014 whereby the note is due on demand and interest is accruing at 12% annually. See footnote 8 for further discussion on the note and terms.

During 2014, the CEO (and shareholder) loaned the Company $575,000 in non-interest bearing demand notes of which $400,000 was repaid to the CEO as of December 31, 2014. Additionally in 2014, the CEO was repaid $87,583 in back-pay that was accrued in 2013 and the Company accrued $75,000 relating to the voluntary reduction in the CEO’s cash compensation. As of December 31, 2014, the amount due to the CEO was $250,912. In the first quarter of 2015, the Company repaid $175,000 to the CEO and accrued an additional $18,750 in voluntary compensation reduction.

Note 13 – Subsequent Events

An existing investor invested an additional $25,000 into the Company in the second quarter of 2015 through the purchase of convertible debt. And existing investors converted debt in the amount of $94,108 into 46,325,278 shares of netTALK common stock at various conversion rates in April and May 2015.

Also, the Company issued 5,590,544 shares of common stock to legal counsel as payment for $223,622 in legal fees.

Note 14 – Commitments and Legal Proceedings

Employment Agreements

On January 2, 2014, the Company entered into employment agreements with the Chief Executive Officer, Executive Vice President, Chief Financial Officer, Chief Operating Officer and Chief Technical Officer according to the following terms. Stated salary for 2014 and 2015, a term of 2 to 5 years and a change in control payment, as defined in the agreements. These employment agreement have an annual commitment of $750,000 for 2015 and $625,000 for 2016 through 2018 and a total commitment of $2,625,000.

Commitments

The Company has commitments with various telecom vendors providing for telecom and related services. The Company has an annual commitment of approximately $307,400 and a total commitment of approximately $490,300 as defined in the agreements.

During the middle of 2013, the Company encountered severe financial difficulties. As a result, the Company became delinquent on filing and paying certain taxes. As of the date of this filing, the Company is working to complete all filing obligations required by federal, state, county, city or locality jurisdictions. As of March 31, 2015, the Company has accrued $727,000 for taxes, penalties and interest which is recorded in accrued expenses.

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

On February 27, 2015, by stipulation of the parties, the district court dismissed all claims and counterclaims in netTALK v. magicJack (Case No. 9:12-cv- 810220, Dkt. #158.) On February 27, 2015, by stipulation of the parties, the district court dismissed all claims and counterclaims in netTALK v. magicJack (Case No. 9:12-cv- 810220, Dkt. #158.) On April 24, 2015, magicJack filed a motion asking the district court to order netTALK to pay magicJack’s attorney fees of approximately $2,000,000. Under the Patent Statute, attorney fees may only be awarded in “exceptional” cases, which the Supreme Court has defined as being “uncommon,” “rare,” “not ordinary,” “out of the ordinary course,” “unusual,” “special,” or “not run-of-the-mill.”

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of March 31, 2015, the Company owes Arrow approximately $43,790 which is recorded in accounts payable. The Company will continue making installment payments until the obligation is paid in full.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company is indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014, to make monthly payments of $1,000 until the debt is satisfied. The balance due at March 31, 2015 is $7,969 which is recorded in accounts payable.

On July 30, 2014, Active Media Services, Inc. commenced an action against the Company in the United States District Court for the Southern District of New York, Case No. 14-CV-5916. The Complaint filed by the plaintiff seeks $374,803 in damages based on the theory of breach of contract. On September 9, 2014 the Company answered the complaint. The parties engaged in discovery and the discovery phase of the action ended on April 24, 2015. The Court set a deadline of May 15, 2015 for the submission of motions for summary judgment, and the trial of this action is scheduled to commence on July 27, 2015.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. As of the filing date of this Report, the parties have settle the case for $99,870 and the first installment has been paid according to the settlement agreement. At March 31, 2015, the balance remaining of $80,561 is recorded in accounts payable.

On February 27, 2015, the Company was served with a complaint from Northern Communication Services, Inc. that was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida, Case No.: 14029771CA01 Civil Division, alleging breach of contract by the Company and seeking damages of no less than $43,110. As of the date of this filing, the parties have settled the case for $43,110 and the first installment has been paid according to the settlement agreement. At March 31, 2015, the balance remaining of $40,110 is recorded in accounts payable.

On March 25, 2015, the Company received a collection letter from Canadian Credit Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $29,687. As of the date of this filing, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred. As of March 31, 2015, the amount claimed, $29,687, has been accrued by the Company and is recorded in accounts payable.

On April 3, 2015, the Company received a collection letter from Receivables Control Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $247,500. As of the filing date of this report, the parties have settle the case for $10,000 and the first installment has been paid according to the settlement agreement. As of March 31, 2015, the amount settled has been accrued by the Company and is recorded in accounts payable.

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

The Company moved to dismiss this action. By Order of the Court, dated April 27, 2015, the Court denied the motion in its entirety. Also, by Order, dated April 27, 2015, the Court consolidated this action with the action below to quiet title. The Company is required to serve and file its Answer and Counterclaims on or before May 18, 2015. The Company denies the material allegations of the Complaint and intends to vigorously defend this action.

On or about December 24, 2014, the Company filed an action against Telestrata, LLC in Florida State Court seeking to quiet title on its property and for slander of title based on Telestrata placing a mortgage on the property without the Company’s authorization. On February 4, 2015, Telestrata, LLC removed this action to the United States District Court for the Southern District of Florida. As discussed above, by Order, dated April 27, 2015, the Court consolidated this action with the above action commenced by Telestrata against the Company. The Company was directed to assert its claims as counterclaims in the consolidated action.

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

Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations

Our Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and with the audited financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K. This Quarterly Report contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in our 2013 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, if any. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

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

We incurred net losses of $555,663 and 611,051 for the three months ended March 31, 2015 and 2014. As of March 31, 2015, we have $6,146,455 in secured and convertible promissory notes, after deducting applicable discount, all of which is short term other than $212,300 and we have $1,400,000 in a short term mortgage payable. Also, as of March 31, 2015, we had negative working capital of $12,532,396.

Our current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations or debt that is maturing in the third and fourth quarters of 2015 or that is due on demand. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

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

The accompanying financial statements have been prepared and are presented assuming the Company’s ability to continue as a going concern. The Company has incurred significant recurring losses from operations and is dependent on outside sources of funding for continuation of its operations. Our independent registered public accounting firm issued its report dated April 15, 2015, in connection with the audit of our financial statements as of December 31, 2014, that included an emphasis of a matter paragraph describing the existence of conditions that raise substantial doubt about our ability to continue as a going concern.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	Establish and build strategic alliances and partnerships with companies offering complimentary products and services providing synergies for those involved.

•	Leverage our extensive call termination agreements to offer wholesale call terminations to other carriers – powered by its carrier grade and proprietary VoIP switching platform.

•	Rental of available collocations space in our data center as well as available space on our telecommunications tower.

•	Aggressively pursue new revenue by utilizing our mobile applications for use by our current and future subscriber base.

There can be no assurance that the actions outlined above will be successful or any new financing or equity infusion will be available or that we could obtain any such arrangements on terms suitable to us. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Company and Business

NET TALK.COM, INC. (“netTALK” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida, under the name Discover Screens Inc. On September 10, 2008 the Company changed its name to NETTALK.COM INC. The company is a leading ultra-low cost provider of home phone and smartphone communications. netTALK’s global communications network supports its flagship products which are the DUO home phone service and CONNECT mobile apps. The DUO home phone service provides local and long distance calling throughout the United States and Canada and the complementary CONNECT mobile apps provide a unified communications experience whether at home or on-the-go. The company provides this high tech, easy to use and ultra-low cost service with just one bill once a year. Additionally, the company leverages its extensive call termination agreements to offer wholesale call terminations to other carriers – powered by its carrier grade and proprietary VoIP switching platform. The company believes everyone should have access to easy to use, affordable home and on-the-go digital phone service around the world.

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

On October 15, 2014, Telestrata LLC (“Telestrata”), a Colorado limited liability company, owned or controlled by three members of the NetTalk board of directors that were removed from the Board November 26, 2014, exercised its warrant for 19,424,000 shares of netTALK common stock. On October 16, 2014, (1) members of management exercised their warrants for 24,280,000 shares of netTALK common stock and (2) shareholders representing more than a majority of the then outstanding common stock of the Company voted, via written consent in lieu of a meeting, to remove each of Samer Bishay (President), Maged Bishara, and Nardir Aljasrawi from their positions as members of the Company's Board of Directors (the "Director Removal"). The Director Removal became effective November 26, 2014.

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

As a result of this unauthorized encumbrance, at this time the Company is unable to refinance the mortgage payable that was to mature November 29, 2014. However, the maturity date was extended to November 29, 2015.

Effective March 11, 2014, netTALK and Telestrata executed a restricted stock and warrant purchase agreement, pursuant to which, in part, Telestrata purchased: (a) 25,441,170 shares of the Company’s common stock and (b) a common stock purchase warrant entitling Telestrata to purchase shares of common stock of the Company equal to 20% of the then outstanding shares of common stock of netTALK. Subject to repayment obligations of the Company as provided below, Telestrata received credit of $4,571,940 to acquire the shares and warrants as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,374 in loans to the Company received in the third and fourth quarters of 2013 and (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company.

Also, on March 11, 2014, the Company executed a secured promissory note with Telestrata for $4,071,940. Interest accrues at 5% and the note and interest are payable March 1, 2016 subject to accelerated repayment terms as defined in the secured promissory note agreement. The principal balance of this note increased $500,000 from additional advances, as defined in the promissory note agreement, resulting in a new principal balance of $4,571,940. Advanced payments are required based certain conditions with qualified financing as defined in the secured promissory note agreement. The promissory note provides for a discount of up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note.

Effective December 31, 2013, the Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of its loans with two additional one year extensions, and reduce the overall loan with Vicis from approximately seventeen million dollars ($17,000,000) to three million dollars ($3,000,000). The restated loan accrues interest at six percent (6%) per annum.

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

Results of Operations

Three months ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues: Net revenues were $1,178,466 and $1,175,879 for the three months ended March 31, 2015 and 2014, respectively. The decrease in revenues is primarily due to a decrease in devices sold, deep discount and free device offers to customers which is partially offset by an increase in telecom renewals and a higher portion of the initial sales price going to device sales due to, among other things, product offerings providing less telecom service.

Cost of revenues: Cost of revenues were $491,973 and $753,455 for the three months ended March 31, 2015 and 2014, respectively. The decrease in cost of revenues is primarily due to a reduction in the number of devices sold and a reduction in the telecom cost per subscriber offset by higher cost of device sales due to deep discounts and free device offers to customers.

Gross margin: Gross profits were $686,493 and $422,424 for the three months ended March 31, 2015 and 2014, respectively. The increase is due primarily to a reduction in the cost of telecom service charge per subscriber plus selling fewer low margin devices.

Operating expenses: Operating expenses were $1,062,384 compared to $922,265 for the three months ended March 31, 2015 and 2014, respectively. The increase in operating expenses is due primarily to the increase in professional fees including legal fees to defend our legal matters and consulting fees offset by a decrease in advertising and compensation expense.

	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	$ Change	% Change
Advertising	$873	$64,047	$(63,174)	-99%
Compensation & Benefits	273,437	367,374	(93,937)	-26%
Professional fees	291,816	92,399	199,417	216%
Depreciation & Amortization	53,256	58,317	(5,061)	-9%
Research & Development	135,711	96,281	39,430	41%
General & Administrative	307,291	243,847	63,444	26%
Total operating expenses	$1,062,384	$922,265	$140,119

General and Administrative Expenses: General and administrative expenses were $307,291 and $243,847 for the three months ended March 31, 2015 and 2014, respectively. The increase in general and administrative expenses is primarily due an overall increase in expenses as compared to the 3 months ended March 31, 2014 at which point the company was in a company-wide cost cutting plan to conserve liquidity.

	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	$ Change	% Change
Insurance	$50,555	$40,314	$10,241	25%
Taxes and licenses	53,066	44,767	8,299	19%
Travel	17,574	14,497	3,077	21%
Commissions	61,714	52,133	9,581	18%
Other	124,382	92,136	32,246	35%
Total G&A expenses	$307,291	$243,847	$63,444

Loss from Operations: Losses from operations were $375,891 and $499,481 for the three months ended March 31, 2015 and 2014, respectively. The decrease in losses was due primarily to increased gross profit margin from the reduction in telecom service charges partially offset by the increase in operating expenses.

Interest Expense: Interest expense was $179,772 and $111,210 for the three months ended March 31, 2015 and 2014, respectively. The increase in interest expense was primarily due to the increase in debt and increase in certain interest rates.

Net Loss: Net loss was $555,663 and $611,051 for the three months ended March 31, 2015 and 2014, respectively.

Net loss Per Common Share: Net loss per common share was $$0.005 and $$0.012 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our principal source of liquidity are our cash and cash equivalent balances, cash flow from operations, and access to financial markets. Our current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations, pay the mortgage payable that matures November 29, 2015 or pay our convertible promissory notes that mature in the third and fourth quarter of 2015. Although, the terms may not be acceptable to the Company if available at all.

As of March 31, 2015, our cash and cash equivalents were $227,167 compared to $372,284 at December 31, 2014. As of March 31, 2015 we had negative working capital of $12,532,396 compared to $9,233,886 at December 31, 2014. The increase is due primarily to the current status of virtually all debt other than promissory notes of $212,300.

Net cash provided by operating activities for the three months ended March 31, 2015 was $110,708 compared to net cash used in operations of $1,097,403 for the same period of 2014. The improvement in cash from operating activities was due primarily to cash provided by an increase in accounts payable in 2015 compared to reduction in accounts payable from converting accounts payable into a portion of the Telestrata promissory note.

Net cash used in investing activities for the three months ended March 31, 2015 was $99,575 compared to net cash used in investing activities of $80,911 for the same period of 2014. The increase in cash used in investing activities was due primarily to restricted cash providing liquidity in 2014 of $68,400 compared to zero in 2015.

Net cash used in financing activities for the three months ended March 31, 2015 was $156,250 compared to net cash provided by financing activities of $1,390,834 for the same period of 2014. The reduction in cash provided by investing activities was due primarily to cash proceeds of $1,169,273 in 2014 compared to no new funding in 2015.

Certain Risks and Concentration

Our primary manufacturer accounted for approximately 20% of our cost of goods sold for the three months ended March 31, 2015 and 2014, respectively. And our primary telecom service provider accounted for approximately 25% and 36% of cost of goods sold for the three months ended March 31, 2015 and 2014, respectively.

One of our customers presently operates under a consignment agreement. Under the agreement we sell and ship merchandise to our customer, and collect payments upon the sale of our product to the ultimate (final) consumer.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2015.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at March 31, 2015:

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

Our Chief Executive Officer and Chief Financial Officer are in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed will be recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to developed procedures to address them to the extent possible given limitations of financial resources.   While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 27, 2015, by stipulation of the parties, the district court dismissed all claims and counterclaims in netTALK v. magicJack (Case No. 9:12-cv- 810220, Dkt. #158.) On February 27, 2015, by stipulation of the parties, the district court dismissed all claims and counterclaims in netTALK v. magicJack (Case No. 9:12-cv- 810220, Dkt. #158.) On April 24, 2015, magicJack filed a motion asking the district court to order netTALK to pay magicJack’s attorney fees of approximately $2,000,000. Under the Patent Statute, attorney fees may only be awarded in “exceptional” cases, which the Supreme Court has defined as being “uncommon,” “rare,” “not ordinary,” “out of the ordinary course,” “unusual,” “special,” or “not run-of-the-mill.”

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of March 31, 2015, the Company owes Arrow approximately $43,790 which is recorded in accounts payable. The Company will continue making installment payments until the obligation is paid in full.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company is indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014, to make monthly payments of $1,000 until the debt is satisfied. The balance due at March 31, 2015 is $7,969 which is recorded in accounts payable.

On July 30, 2014, Active Media Services, Inc. commenced an action against the Company in the United States District Court for the Southern District of New York, Case No. 14-CV-5916. The Complaint filed by the plaintiff seeks $374,803 in damages based on the theory of breach of contract. On September 9, 2014 the Company answered the complaint. The parties engaged in discovery and the discovery phase of the action ended on April 24, 2015. The Court set a deadline of May 15, 2015 for the submission of motions for summary judgment, and the trial of this action is scheduled to commence on July 27, 2015.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. As of the filing date of this Report, the parties have settle the case for $99,870 and the first installment has been paid according to the settlement agreement. At March 31, 2015, the balance remaining of $80,561 is recorded in accounts payable.

On February 27, 2015, the Company was served with a complaint from Northern Communication Services, Inc. that was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida, Case No.: 14029771CA01 Civil Division, alleging breach of contract by the Company and seeking damages of no less than $43,110. As of the date of this filing, the parties have settled the case for $43,110 and the first installment has been paid according to the settlement agreement. At March 31, 2015, the balance remaining of $40,110 is recorded in accounts payable.

On March 25, 2015, the Company received a collection letter from Canadian Credit Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $29,687. As of the date of this filing, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred. As of March 31, 2015, the amount claimed, $29,687, has been accrued by the Company and is recorded in accounts payable.

On April 3, 2015, the Company received a collection letter from Receivables Control Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $247,500. As of the filing date of this report, the parties have settle the case for $10,000 and the first installment has been paid according to the settlement agreement. As of March 31, 2015, the amount settled has been accrued by the Company and is recorded in accounts payable.

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

The Company moved to dismiss this action. By Order of the Court, dated April 27, 2015, the Court denied the motion in its entirety. Also, by Order, dated April 27, 2015, the Court consolidated this action with the action below to quiet title. The Company is required to serve and file its Answer and Counterclaims on or before May 18, 2015. The Company denies the material allegations of the Complaint and intends to vigorously defend this action.

On or about December 24, 2014, the Company filed an action against Telestrata, LLC in Florida State Court seeking to quiet title on its property and for slander of title based on Telestrata placing a mortgage on the property without the Company’s authorization. On February 4, 2015, Telestrata, LLC removed this action to the United States District Court for the Southern District of Florida. As discussed above, by Order, dated April 27, 2015, the Court consolidated this action with the above action commenced by Telestrata against the Company. The Company was directed to assert its claims as counterclaims in the consolidated action.

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

Item 1A. Risk Factors

For the quarter ended March 31, 2015, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015..

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 4,278,137 shares of common stock to investors who converted convertible debt and for certain legal fees incurred by the Company in the first quarter of 2015.

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

NetTalk.com, Inc.

Date: May 15, 2015	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By	/s/ Steve Healy
Steve Healy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

