Form 10-Q
period 2015-06-30
NET TALK.COM, INC.
filed 2015-08-19
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

The Registrant had 299,937,174 shares of Common Stock, par value $0.001 per share, outstanding as of August 17, 2015

NET TALK.COM, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED JUNE 30, 2015

netTALK.COM, Inc.

Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,256	$372,284
Restricted cash	115,530	115,530
Accounts receivable, net	16,105	82,739
Inventory	385,678	680,963
Total current assets	636,569	1,251,516

Property and equipment, net	2,783,613	2,706,426
Intangible assets, net	66,906	72,195
Development costs	265,583	377,172
Other assets	28,093	30,589
Total assets	$3,780,764	$4,437,898

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,209,179	$2,149,333
Accrued expenses	2,112,947	1,448,642
Due to Shareholder	100,555	250,912
Deferred revenue	2,127,339	2,056,515
Current portion of long-term debt	7,220,130	4,580,000
Total current liabilities	13,770,150	10,485,402

Long term debt	214,692	2,996,155
Total liabilities	13,984,842	13,481,557

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 292,637,174 and 121,398,391 issued and outstanding as of June 30, 2015 and December 31, 2014	292,637	121,407
Additional paid in capital	55,463,581	55,217,688
Accumulated deficit	(65,960,296)	(64,382,754)
Total stockholders' deficit	(10,204,078)	(9,043,659)

Total liabilities and stockholders' deficit	$3,780,764	$4,437,898

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues	$1,091,322	$1,276,611	$2,269,788	$2,452,490

Cost of revenues	409,017	771,176	900,990	1,524,631

Gross profit	682,305	505,435	1,368,798	927,859

Operating expenses	1,147,328	764,693	2,209,712	1,686,958

Operating loss	(465,023)	(259,258)	(840,914)	(759,099)

Other expenses
Interest expense	(171,264)	(120,702)	(351,036)	(231,912)
Other expense	(384,680)		(384,680)

Other expenses	(555,944)	(120,702)	(735,716)	(231,912)

Net loss	$(1,020,967)	$(379,960)	$(1,576,630)	$(991,011)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
Cash flow used in operating activities:
Net loss	$(1,576,630)	$(991,011)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	123,819	139,751
Issuance of common stock	-	131,148
Recognition of deferred revenue	(1,716,775)	(1,931,535)
Changes in assets and liabilities:
Accounts receivables	66,634	(11,679)
Prepaid expenses and other assets	-	(176,908)
Inventories	295,285	93,760
Other assets	2,496	-
Deferred revenues	1,787,599	2,121,407
Accounts payable	150,779	(826,475)
Accrued liabilities	814,305	313,511
Net cash used in operating activities	(52,488)	(1,138,031)
Cash flow provided by (used in) investing activities:
Restricted cash	-	68,399
Disposal of property and equipment	(226,593)	-
Property and equipment additions	29,964	-
Development costs	111,589	(301,658)
Net cash provided by (used in) investing activities:	(85,040)	(233,259)
Cash flow provided by financing activities:
Proceeds from promissory and demand notes	25,000	1,411,877
Due to shareholder	(140,500)	250,830
Net cash provided by financing activities	(115,500)	1,662,707
Net increase in cash	(253,028)	291,417
Cash and cash equivalents, beginning	372,284	76,791
Cash and cash equivalents, ending	$119,256	$368,208
Supplemental disclosures:
Cash paid for interest	$42,000	$84,000
Cash paid for income taxes	$-	$-
Non-cash transactions:
Issuance of common stock from conversion of convertible notes	$166,333	$-
Issuance of common stock from paydown of accounts payable	$90,933	$-
Issuance of common stock from paydown of accrued expenses	$150,000	$-
Issuance of common stock from paydown of due to shareholders	$9,857	$-
Cancellation of convertible notes	$-	$500,000
Reduction of accounts payable from Telestrata agreement	$-	$928,782
Conversion of demand notes to Telestrata promissory note	$-	$837,373

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Notes to Unaudited Financial Statements

Note 1 – Description of Business and Basis of Presentation

Description of Business

NET TALK.COM, INC. (“netTALK” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida, under the name Discover Screens Inc. On September 10, 2008 the Company changed its name to NET TALK.COM INC. The company provides ultra-low cost home phone and smartphone communications. netTALK’s global communications network supports its flagship products which are the DUO home phone service and CONNECT mobile apps. The DUO home phone service provides local and long distance calling throughout the United States and Canada and the complementary CONNECT mobile apps provide a unified communications experience whether at home or on-the-go. The company provides this high tech, easy to use and ultra-low cost service with just one bill once a year. Additionally, the company leverages its extensive call termination agreements to offer wholesale call terminations to other carriers – powered by its carrier grade and proprietary VoIP switching platform. The company believes everyone should have access to easy to use, affordable at home or on-the-go digital phone service around the world.

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. However, the unaudited condensed interim financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for future fiscal quarters of 2015, for the year ending December 31, 2015, or for future periods. The significant accounting principles used in the preparation of these unaudited condensed interim financial statements are the same as those used in the preparation of the annual audited financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and other Company filings with the Securities and Exchange Commission.

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

We incurred net losses of $1,020,967 and $1,576,630 for the three and six months ended June 30, 2015, compared to losses of 379,960 and 991,011 for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, we had $7,434,822 in debt, after deducting applicable discount, of which $7,220,130 is current which includes $1,400,000 in a short term mortgage payable. The Company raised approximately $25,000 in a convertible promissory note in 2015. As of June 30, 2015, the Company had negative working capital of $13,133,581.

Our current cash resources, together with anticipated future cash flows from operating activities, may not be sufficient to fund our operations or debt that is maturing in 2015 or that is due on demand. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	Establish and build strategic alliances and partnerships with companies offering complimentary products and services providing synergies for those involved.

•	Leverage our extensive call termination agreements to offer wholesale call terminations to other carriers powered by our carrier grade propriety VoIP switching platform.

•	Rental of available collocations space in our data center as well as available space on our telecommunications tower.

•	Aggressively pursue new revenue by utilizing our mobile applications for use by our current and future subscriber base.

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

Risk and Uncertainties

Our future results of operations and financial condition will be affected by many factors including the following: dependence on the worldwide telecommunication markets characterized by intense competition and rapidly changing technology, on third-party manufacturers and subcontractors, on third-party distributors in certain markets and on the successful development and marketing of new products in new and existing markets. Generally, we are unable to predict the future status of these areas of risk and uncertainty.

Revenue Recognition

Revenue is generated from product sales, telecom services, mobile app sales, shipping and handling charges and leasing cell tower and co-location rack space in our operations center. All revenues are recognized in accordance with ASC 605, Revenue Recognition and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and amounts are collectible from the customers.

Revenue is recognized for a device sale when the product is shipped and the customer is invoiced for retail sales and when the customer completes the transaction for internet sales. Revenue for telecom service is recognized prorata monthly as the service is used. Revenue for shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

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

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits of $250,000. Our cash balances occasionally exceed the FDIC limits during the year but did not exceed the FDIC limit at June 30, 2015.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method. Obsolete inventory is reserved for, if necessary, and there is zero reserve at June 30, 2015 and December 31, 2014.

Property and Equipment

Property and equipment includes assets acquired which consist of network equipment, computer hardware, furniture and purchased and internally developed software. All of our equipment is stated at cost with depreciation expense calculated using the straight line method over the estimated useful lives of related assets, which range from three to thirty-five years.  The costs of repairs and maintenance is charged to operating expenses unless it increases the assets useful life more than one year.

Intangible Assets

Intangible assets includes trademarks, patents and employee agreements. All of our intangible assets are stated at cost with amortization expense calculated using the straight line method over the estimated useful lives of related assets, which range from two to twenty years.  The costs of repairs and maintenance is charged to operating expenses unless it increases the asset’s useful life more than one year.

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

We capitalize costs for internally developed software in accordance with FASB ASC 350-40. Costs incurred in the preliminary project stage are expensed as incurred. Preliminary project stage includes conceptual formulations and evaluation of alternatives, determination of existence of needed technology and final selection of alternatives. Costs incurred in the application development stage are capitalized as incurred and includes design of chosen path, configuration, coding, installation of hardware, and testing. Capitalization of costs stops after software implementation at which point the capitalized costs are amortized over the software’s useful life.

As of June 30, 2015 and 2014, the Company had development costs of $265,583 and $377,172, respectively.

Reclassifications

Certain reclassifications have been made to prior year financial statements in order to conform to the current year’s presentation.

Share-Based Payment Arrangements

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan, a 2012 Stock Option Plan and a 2015 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of our employees and consultants with those of the Company. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans. The shares are compensatory in nature and are fully vested upon issuance. We value the shares consistent with fair value at the time of issuance including adjustments for certain restrictions and limitations.

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

Financial instruments, as defined in the Accounting Standards Codification 825, Financial Instruments, consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, secured convertible debentures, and derivative financial instruments. The carrying amounts of debt obligations approximate their fair values as the terms are comparable to terms currently offered by local lending institutions for arrangements with similar terms to industry peers with comparable credit characteristics.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs since their respective estimated fair values approximate carrying values due to their current nature. We also carry convertible debentures and redeemable preferred stock at historical cost.

Derivative financial instruments, as defined in Accounting Standards Codification 815-10-15-83, Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

Certain risks and concentration

Our primary manufacturer accounted for approximately 13% and 23% of our cost of goods sold for the six months ended June 30, 2015 and 2014, respectively. Our primary telecom service provider for the six months ended June 30, 2015 accounted for approximately 22% of cost of goods sold. Our primary telecom service provider for the six months ended June 30, 2014 accounted for approximately 27% of cost of goods sold.

One of our customers presently operates under a consignment agreement. Under the agreement we sell and ship merchandise to our customer, and collect payments upon the sale of our product to the ultimate (final) consumer.

Redeemable Preferred Stock

Redeemable preferred stock is initially evaluated for possible classification as liabilities under Accounting Standard Codification 480, Distinguishing Liabilities from Equity. Redeemable preferred stock that does not, in its entirety, require liability classification is evaluated for embedded features that may require bifurcation and separate classification as derivative liabilities under Accounting Standards Codification 815. In all instances, the classification of the redeemable preferred stock host contract that does not require liability classification is evaluated for equity classification or mezzanine classification based upon the nature of the redemption features. Generally, any feature that could require cash redemption for matters not within our control, irrespective of probability of the event occurring, requires classification outside of stockholders’ equity.

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

Patent Costs

Assets are probable future economic benefits obtained as a result of past transactions or events. Legal fees and other costs incurred for successfully defending a patent from infringement are considered deferred legal costs in the sense that they are part of the cost of retaining and obtaining the future economic benefit of the patent as per Statement of Accounting Concept No. 6. If defense of the patent lawsuit is expected to be successful, costs may be capitalized to the extent of an evident increase in the value of the patent per TIS Section 2260. On February 27, 2015, all claims and counterclaims have been dismissed and, as a result, the previously deferred legal costs incurred to defend our patent were expensed as of December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued standard ASU 2014-09, Revenue from Contracts with Customers that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is effective for our interim and annual reporting periods beginning after December 15, 2016 and allows for either full retrospective adoption or modified retrospective adoption. We will adopt this guidance on January 1, 2017, and are currently evaluating the impact on our financial statements.

Note 4 – Accounts Receivable

Trade accounts receivable consisted of the following at:

	June 30,	December 31,
	2015	2014

Accounts receivable, gross	$49,236	$137,411
Allowance for returns and doubtful accounts	(33,131)	(54,672)
Accounts receivable, net	$16,105	$82,739

Note 5 – Inventory

Inventories, recorded at lower of cost or market, are as follows:

	June 30,	December 31,
	2015	2014

Finished goods	$385,678	$680,963
Total	$385,678	$680,963

Inventory is recorded at the lower of cost or market. Of our total finished goods inventory, at June 30, 2015 and December 31, 2014, $12,502 and $35,711, respectively, is held on consignment at one of our distributors.

During the three months ended June 30, 2015 and 2014, there were no write-downs of obsolete inventory.

Note 6 – Property and equipment

Property and equipment consisted of the following at:

	Estimated	June 30,	December 31,
	Useful Life	2015	2014

Telecommunication equipment	7	$398,079	$373,089
Computer equipment	5	171,659	171,659
Building	35	2,448,364	2,448,364
Building improvements	10	91,414	86,442
Office equipment and furnishing	7	48,212	48,212
Purchased and developed software	3	277,535	124,728
Land		270,000	270,000
		3,705,263	3,522,494
Less: accumulated depreciation		(921,650)	(816,068)
Property and equipment, net		$2,783,613	$2,706,426

Our property and equipment is located in our network operations center and corporate offices which are housed in the same building. Depreciation expense for the six months ended June 30, 2015 and 2014 was $117,594 and $114,481, respectively.

Note 7 - Intangible Assets

Intangible assets consisted of the following at:

	Estimated	June 30,	December 31,
	Useful Life	2015	2014
Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	93,747	93,747
Finance cost	2	83,280	83,280
		1,001,073	1,001,073
Less: accumulated amortization		(934,167)	(928,878)
Intangible assets, net		$66,906	$72,195

Amortization expense for the six months ended June 30, 2015 and 2014 was $6,225 and $25,270, respectively.

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

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund on July 7, 2014. PV extended the interest payment date for the initial interest payment from June 30, 2014 to September 1, 2014.  On September 1, 2014, a note amendment agreement was entered into whereby, the note is due on demand and the interest rate and terms are as follows: Interest on the principal amount (or any balance thereof) outstanding from time to time under the note will begin to accrue on September 1, 2014 at a fixed rate per year equal to six percent (6.00%); provided, however, interest will accrue at a fixed rate per year equal to nine percent (9.00%) during the period from July 1, 2014 through August 31, 2014; and provided further, that interest shall accrue at a fixed rate per year equal to twelve percent (12.0%); from and after September 1, 2014 until the note is paid in full.

Demand, Promissory and Convertible Notes

Long term debt consisted of the following at:
	June 30,	December 31,
	2015	2014
$3,000,000, 6% secured promissory note, due on demand	$3,000,000	$3,000,000
$1,400,000, 12% mortgage note payable, due November 29, 2015	1,400,000	1,400,000
$2,766,155, 5% secured promissory note, due March 1, 2016	2,766,155	2,766,155
$175,000, 6% promissory note, due June 30, 2017	175,000	175,000
$500,000 12% convertible promissory note, due August 21, 2016	14,692	55,000
$500,000 12% convertible promissory note, due April 28, 2017	25,000
$83,500 8% convertible promissory note, due September 19, 2015	-	83,500
$43,000 8% convertible promissory note, due November 21, 2015	475	43,000
$53,500 8% convertible promissory note, due December 29, 2015	53,500	53,500
	7,434,822	7,576,155
Less current portion	(7,220,130)	(4,580,000)
Long-term debt	$214,692	$2,996,155

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

On March 11, 2014, the Company executed a secured promissory note with Telestrata for $4,071,940. Interest accrues at 5% per year and the note and interest are payable March 1, 2016, subject to accelerated repayment terms as defined in the promissory note agreement. The principal balance of the note increased $500,000 based on additional payments, as defined in the promissory note agreement. As of June 30, 2014, the Company received $250,000 of additional cash payments and $250,000 of additional indirect cash payments for telecom service received from an affiliate of Telestrata. This affiliate is owned by the previous President of the Company. These amounts were added to the original principal balance resulting in a new principal balance of $4,571,940 less the discount of up to $1,805,785. The promissory note provides for a discount of up to a maximum of $1,805,785 if the Company makes timely principal and interest payments as required by the promissory note. Advanced payments are required based on certain conditions with qualified financing as defined in the Secured Promissory Note.

Reconciliation of Telestrata Promissory Note at:

June 30,
2015
Original secured promissory note due to Telestrata	$4,071,940
Less promissory note discount	(1,805,785)
Increase in principal from additional cash payment	250,000
Increase in principal from indirect cash payment for telecom service	250,000
Revised secured promissory note due to Telestrata	$2,766,155

On August 21, 2014, the Company issued a Convertible Promissory Note (“Note 1”) to a third party accredited investor, in the aggregate principal amount of five hundred thousand dollars ($500,000) for an aggregate purchase price of up to four-hundred and fifty thousand dollars ($450,000) (“Aggregate Purchase Price”). The investor paid initial consideration of $50,000 and may, at its discretion, pay additional consideration, up to an amount equal to the Aggregate Purchase price. The principal sum due to investor will be prorated based upon the amount of consideration actually paid by the investor to the Company (plus an approximate 10% original issue discount that is prorated based upon the amount of consideration actually paid by investor to the Company) such that the Company is only required to repay the amount actually funded by investor.

Note 1 is convertible, at the option of the holder, into shares of the Company’s common stock, at a conversion price equal to the lesser of $0.17 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the right, in its discretion, to enforce a “Conversion Floor” equal to $0.10 per share, which, if enforced by the Company, will require the Company to make whole any loss suffered by investor in the form of cash payment, as further described in the Amendment to the Note. In the first and second quarters of 2015, our investor converted $40,308 of debt into 16,640,000 shares of netTALK common stock.

Note 1 has a maturity date of August 21, 2016. If the Company repays any then outstanding principal amount due to investor prior to the date 90 days following the issue date (the “Interest Date”) of the Note, the interest on such amount will be 0%. If the Company repays any then outstanding principal amount due to investor after the Interest Date, such amount will be subject to a one-time 12% interest charge.

On September 24, 2014, the Company entered into a Securities Purchase Agreement (“SPA”) with a third party accredited investor pursuant to which the Company issued an 8% Convertible Promissory Note (“Note 2”) to the investor in the principal amount of eighty-three thousand five hundred dollars ($83,500) for a purchase price of eighty-three thousand five hundred dollars ($83,500). In the first and second quarters of 2015, our investor converted $83,500 of debt into 32,553,959 shares of netTALK common stock.

Note 2 is convertible, at the option of the holder, into shares of the Company common stock, based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in the Note. Interest accrues at 8% per annum and is due at maturity date which is September 11, 2015.

On November 19, 2014, the Company entered into a SPA with a third party accredited investor pursuant to which the Company issued an 8% Convertible Promissory Note (“Note 3”) to the investor in the principal amount of forty-three thousand dollars ($43,000) for a purchase price of forty-three thousand five hundred dollars ($43,000). In the first and second quarters of 2015, our investor converted $42,525 of debt into 35,116,324 shares of netTALK common stock.

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

Note 4 is convertible, at the option of the holder, into shares of the Company common stock, based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in Note 4. Interest accrues at 8% per annum and is due at maturity date which is December 29, 2015.

During 2014, the CEO (and shareholder) loaned the Company $575,000 in non-interest bearing demand notes of which all was repaid to the CEO as of June 30, 2015. Additionally, the CEO was repaid $87,583 in back-pay that was accrued in 2013. Also, the Company accrued less $9,857 which was paid via issuance 4,928,500 shares of common stock, $100,555 relating to the voluntary reduction in the CEO’s cash compensation which is due to the CEO as of June 30, 2015.

During the first and second quarters of 2013, the Company received advances of $175,000 from a third party. These advances are evidenced by a promissory note, accrues interest at 6% per year, and matures June 30, 2017.

On May 31, and July 15, 2013, the Company issued to Samer Bishay, previous President of the Company, two 5% secured convertible promissory notes with face values of $300,000 and $200,000, respectively. These notes were due on December 1, 2013 and January 15, 2014, respectively, and were convertible into shares of the Company’s common stock at a rate of $0.08 per share, for a total of 3,750,000 and 2,500,000 common shares, respectively. On March 11, 2014, these notes were converted and cancelled as part of the promissory note due to Telestrata as discussed above. Additionally, Samer Bishay through his company, Iristel, Inc., during the third and fourth quarters of 2013, provided $521,000 for working capital to the Company. On March 11, 2014, these convertible notes and working capital loans were converted to the promissory note due to Telestrata as discussed above.

Mortgage Payable

On November 29, 2012, the Company borrowed $1,000,000 from a lender and in exchange, the Company issued a 12% promissory note and a mortgage and security agreement. The 12% promissory note, among other matters, accrues interest at 12% per year, was payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169. We are working with the lender to extend the maturity date of the mortgage payable. See footnote 14 for further discussion.

On January 11, 2013, we received an additional advance of $400,000 pursuant to our existing lending facility with 1080 NW 163rd Drive, LLC. The additional advance of $400,000 was endorsed by a promissory note which was consolidated with the initial advance of $1,000,000 from the mortgage on 1080 NW 163rd Drive, LLC. The consolidated promissory mortgage note has an aggregate principal balance of $1,400,000, accrues interest at 12% per year, is payable in full on November 29, 2015, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169.

Note 9 – Revenue and Cost of Revenues

Revenues and cost of revenues consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Sales of devices	$69,833	$175,766	$111,431	$343,559
Renewals and access charges	962,832	1,050,483	2,050,138	2,018,074
Other	58,657	50,362	108,219	90,857
Total	1,091,322	1,276,611	2,269,788	2,452,490

Cost of revenues:
Cost of sales of devices	53,236	276,696	205,482	560,368
Cost of renewals and access charges	355,781	494,480	695,508	964,263
Total	409,017	771,176	900,990	1,524,631

Gross profit	$682,305	$505,435	$1,368,798	$927,859

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

In the first quarter of 2014, the Company issued 10,929,000 share of common stock under the Plans to management and employees. The compensation expense related to these shares is $131,148. Additional paid in capital was credited for $120,219 and common stock was credited for $10,929. No shares were issued under the Plans in the first or second quarter of 2015.

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

In the third and fourth quarters of 2014, the Company issued four convertible promissory notes totaling $235,000. In the second quarter of 2015, the Company issued a convertible promissory note totaling $25,000. See footnote 8 for further discussion. In the first and second quarters of 2015, investors converted approximately $166,333 in convertible debt into 84,310,283 shares of common stock. These issuances were recorded as a debit to convertible debt for $166,333, a credit to common stock for $84,310 and a credit to additional paid in capital for $82,023.

In the first and second quarters of 2015, the Company has issued 7,000,000 of shares of common stock as payment for $90,933 in legal fees. These issuances were recorded as a debit to Legal fees for $90,933, a credit to common stock for $7,000 and a credit to additional paid in capital for $83,933.

In the second quarter of 2015, the Company has issued 75,000,000 shares of common stock to it’s management consultant as payment for $150,000 in consulting fees. This issuances were recorded as a debit to accounts payable for $150,000, a credit to common stock for $75,000 and a credit to additional paid in capital for $75,000.

Also, in the second quarter of 2015, the Company has issued 4,928,500 shares of common stock to its CEO as payment for $9,858 in back-pay. This issuance was recorded as a debit to Due to Shareholder for $9,858, a credit to common stock for $4,929 and a credit to additional paid in capital for $4,929.

Note 12 - Related Party Transactions

Iristel, Inc. (“Iristel”), a vendor that previously provided a significant portion of netTALK’s telecom service in 2013 and 2014, is owned by Samer Bishay, who was President and was a member of the board of directors of netTalk.com, Inc. until removed from the board of directors by a majority of the Company’s shareholders on November 26, 2014. Mr. Bishay also owns and or controls Telestrata, LLC (“Telestrata”), a debt and equity holder of netTalk.com, Inc., a significant portion of which debt and equity was issued in full settlement of amounts due to Iristel.

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

In 2015, the CEO (and shareholder) was issued 4,928,500 shares of common stock as payment for $9,858 in back-pay.

Note 13 – Subsequent Events

More convertible debt was converted on or around August 11, 2015.

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

Commitments

The Company has commitments with various telecom vendors providing for telecom and related services. The Company has an annual commitment of approximately $281,000 and a total commitment of approximately $437,500 as defined in the agreements.

During the middle of 2013, the Company encountered severe financial difficulties. As a result, the Company became delinquent on filing and paying certain taxes. As of the date of this filing, the Company is working to complete all filing obligations required by state, county, city or locality jurisdictions. As of June 30, 2015, the Company has accrued $810,767 for taxes, penalties and interest which is recorded in accrued expenses.

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

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of June 30, 2015, the Company owes Arrow approximately $43,790 which is recorded in accounts payable. The Company will continue making installment payments until the obligation is paid in full.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company is indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014, to make monthly payments of $1,000 until the debt is satisfied. The balance due at June 30, 2015 is $15,969 which is recorded in accounts payable.

On July 30, 2014, Active Media Services, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York. The Complaint seeks $374,803 in damages based on the theory of breach of contract. On September 9, 2014 the Company answered the complaint and the parties were engaged in discovery. The claim was settled for 16,000 devices or approximately $373,000 June 4, 2015 and, as of the date of this filing, all devices, as required by the stipulation of settlement, have been shipped by the Company and received by the plaintiff.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. As of the filing date of this Report, the parties have settle the case for $99,870 and the first installment has been paid according to the settlement agreement. At June 30, 2015, the balance remaining of $95,799 is recorded in accounts payable.

On February 27, 2015, the Company was served with a complaint from Northern Communication Services, Inc. that was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida, Case No.: 14029771CA01 Civil Division, alleging breach of contract by the Company and seeking damages of no less than $43,110. As of the date of this filing, the parties have settled the case for $43,110 and the first installment has been paid according to the settlement agreement. At June 30, 2015, the balance remaining of $36,046 is recorded in accounts payable.

On March 25, 2015, the Company received a collection letter from Canadian Credit Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $29,687. As of the date of this filing, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred. As of June 30, 2015, the amount claimed, $12,384, has been accrued by the Company and is recorded in accounts payable.

On April 3, 2015, the Company received a collection letter from Receivables Control Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $247,500. As of the filing date of this report, the parties have settled the case for $10,000 and the balance has been paid in full.

On November 5, 2014, Telestrata, LLC (“Plaintiff”) filed an action against the company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. NetTAlk.com., Inc. et al., 1:14-cv-24137. The Complaint alleges claims derivatively on behalf of the Company’s shareholders for money damages and for an injunction ordering the Company’s management to: (1) turn over to the Company all documents, data and other property; (2) prohibiting current management from accessing the Company’s computer systems; (3) prohibiting current management from representing they are employed with the Company; (4) suspending Anastasios Kyriakides from his position as chairman of the board of directors; and (5) preventing the Company and its employees from disclosing any information to current management. The Complaint also asserts derivative claims for breach of fiduciary duty against current management and seeks a declaratory judgment that holding the employment agreements between the Company and Anastasios Kyriakides, Kenneth Hosfeld, Nick Kyriakides, Steven Healy, and Garry Paxinos are void.

The Complaint makes direct claims against the Company and its management for: (1) a declaratory judgment stating the amount of shares owned by current management is inaccurate; (2) an accounting; (3) breach of contract for an unspecified amount of damages; (4) fraudulent inducement for an unspecified amount of damages (5) an equitable lien; and conspiracy. The Company will respond to the Complaint as required by the Court. The Company denies all such claims and intends to vigorously defend this action. On May 26, 2015, the Company served and filed its Answer in which the Company (and the individual Defendants) denied the material allegations of the Complaint. In the Answer, the Company also asserts counterclaims against Plaintiff, as well as Samer Bishay, Maged Bishara and Nadir Aljasrawa, inter alia, to remove a cloud on title to real property owned by the Company and for breach of fiduciary duty, corporate waste and intentional interference with contracts.

On July 7, 2015, Plaintiff moved for a temporary restraining order and, thereafter, moved for a preliminary injunction to enjoin, among other things, the Company: (a) from increasing its authorized shares of stock from 300,000,000 to 1,000,000; (b) to enjoin Defendants from exercising any rights with respect to 114,000,000 shares authorized to be issued in May 2015; (c) from issuing any shares under the Company’s 2015 Stock Option Plan, and (d) to enjoin Defendants from taking any action related to the issuance, sale or purchase of the Company’s stock. The Court held an evidentiary hearing on the motion for a preliminary injunction on August 3, 4 and 5, 2015. The motion is now fully briefed and pending before the Court.

This action is currently in the discovery phase. The Company intends to vigorously defend the claims asserted against it in the Complaint and further intends to vigorously prosecute its counterclaims.

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

On January 14, 2015, the Company filed a motion to dismiss the derivative claims based on Telestrata not filing a demand on the board of directors and its derivative and direct claims being in conflict with each other. This action has been consolidated with the action brought by Telestrata.

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

Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and with the audited financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in the 2014 Annual Report on Form 10-K and in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q.

Cautionary Statement about Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:

●	our ability to develop sales and marketing capabilities;

●	the accuracy of our estimates and projections;

●	our ability to fund our short-term and long-term financing needs;

●	changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in this Quarterly Report on Form 10-Q.

Each forward-looking statement should be read with an understanding and in context with the various other disclosures concerning the Company and the business made elsewhere in this Quarterly Report on Form 10-Q, as well as other public reports filed with the SEC. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

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

We incurred net losses of $1,020,967 and $1,576,630 for the three and six months ended June 30, 2015, compared to losses of 379,960 and 991,011 three and six months ended June 30, 2014, respectively. As of June 30, 2015, we had $7,434,822 in debt, after deducting applicable discount, of which $7,220,130 is current which includes $1,400,000 in a short term mortgage payable. The Company raised approximately $25,000 in a convertible promissory note in 2015. As of June 30, 2015, the Company had negative working capital of $13,133,581.

Our current cash resources, together with anticipated future cash flows from operating activities, may not be sufficient to fund our operations or debt that is maturing in 2015 or that is due on demand. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

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

In order to address the need to satisfy its continuing obligations and realize its long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve its operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

•	Establish and build strategic alliances and partnerships with companies offering complimentary products and services providing synergies for those involved.

•	Leverage our extensive call termination agreements to offer wholesale call terminations to other carries powered by our carrier grade propriety VoIP switching platform.

•	Rental of available collocations space in our data center as well as available space on our telecommunications tower.

•	Aggressively pursue new revenue by utilizing our mobile applications for use by our current and future subscriber base.

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

General and Recent Developments

During the second quarter of 2015, certain investor’s in the Company converted debt into shares of the Company’s common stock. Additionally, the Company issued common stock to certain vendors in payment of invoices for services rendered allowing the Company to preserve cash. Also, the Company issued common stock to certain members of management in payment of back-pay, again, allowing the Company to preserve cash. As a result of these issuances and the need to restore reserve levels to the proper levels, as required by certain convertible debt holders, the Company depleted its treasury of its authorized shares that have not been issued and thus are not outstanding. As a result of the need to issue additional shares of common stock, the Company attempted to increase its authorized shares of common stock from 300 million (300,000,000) to 1.0 billion (1,000,000,000) shares. Accordingly, the Company’s board and majority shareholders approved an amendment to the Company’s articles of incorporation to effect this increase. The Company has not yet filed this amendment with the Secretary of State of Florida due to the temporary restraining order obtained by Telestrata (see “Legal Proceedings”.

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

Effective December 31, 2013, the Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of its loans with two additional one year extensions, and reduce the overall loan with Vicis from approximately seventeen million dollars ($17,000,000) to three million dollars ($3,000,000). The restated loan accrues interest at six percent (6%) per year.

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

Results of Operations

Three months ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues: Net revenues were $1,091,322 and $1,276,611 for the three months ended June 30, 2015 and 2014, respectively. The decrease in revenues is primarily due to a decrease in devices sold and a decrease in telecom renewals.

Cost of revenues: Cost of revenues were $409,017 and $771,176 for the three months ended June 30, 2015 and 2014, respectively. The decrease in cost of revenues is primarily due to a reduction in the number of devices sold and a reduction in the telecom cost per subscriber offset by higher cost of device sales due to deep discounts and free device offers to customers.

Gross margin: Gross profits were $682,305 and $505,435 for the three months ended June 30, 2015 and 2014, respectively. The increase is due primarily to a reduction in the cost of telecom service charge per subscriber plus selling fewer low margin devices.

Operating expenses: Operating expenses were $1,147,328 compared to $764,693 for the three months ended June 30, 2015 and 2014, respectively. The increase in operating expenses is due primarily to the increase in professional fees including legal fees to defend our legal matters and consulting fees and an increase in compensation and benefits from less wages being capitalized into development costs partially offset by a decrease in advertising expense.

	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	$ Change	% Change
Advertising	$-	$43,939	$(43,939)	-100%
Compensation & Benefits	319,034	241,468	77,566	32%
Professional fees	283,623	45,562	238,061	522%
Depreciation & Amortization	70,563	81,435	(10,872)	-13%
Research & Development	147,956	89,722	58,234	65%
General & Administrative	326,152	262,567	63,585	24%
Total operating expenses	$1,147,328	$764,693	$382,635

General and Administrative Expenses: General and administrative expenses were $326,152 and $262,567 for the three months ended June 30, 2015 and 2014, respectively. The increase in other general and administrative expenses is primarily due to higher repairs and maintenance expenses and write-off of software costs in the 3 months ended June 30, 3015 compared to the same period in 2104.

	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	$ Change	% Change
Insurance	$49,090	$41,750	$7,340	18%
Taxes and licenses	44,733	44,486	247	1%
Travel	14,510	22,693	(8,183)	-36%
Commissions	53,677	47,366	6,311	13%
Other	164,142	106,272	57,870	54%
Total G&A expenses	$326,152	$262,567	$63,585

Loss from Operations: Losses from operations were $465,023 and $259,258 for the three months ended June 30, 2015 and 2014, respectively. The increase in losses was due primarily to higher operating expenses primarily professional fees partially offset by a higher gross profit margin.

Other expense: Interest expense was $177,264 and $120,702 for the three months ended June 30, 2015 and 2014, respectively. The increase in interest expense was primarily due to the increase in debt and increase in certain interest rates. Other expense was $384,680 for the three months ended June 30, 2015 the amount is the settlement of a claim with a previous provider.

Net Loss: As a result of the foregoing, net loss was $1,020,967 and $379,960 for the three months ended June 30, 2015 and 2014, respectively.

Net loss Per Common Share: Net loss per common share was $0.01 for the three months ended June 30, 2015 and 2014, respectively.

Six months ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues: Net revenues were $2,269,788 and $2,452,490 for the six months ended June 30, 2015 and 2014, respectively. The decrease in revenues is primarily due to a decrease in devices sold partially offset by a slight increase in telecom renewals. Also, there was a higher portion of the initial sales price going to device sales due to, among other things, product offerings providing less telecom service.

Cost of revenues: Cost of revenues were $900,990 and $1,524,631 for the six months ended June 30, 2015 and 2014, respectively. The decrease in cost of revenues is primarily due to a reduction in the number of devices sold and a reduction in the telecom cost per subscriber partially offset by higher cost of device sales due to deep discounts and free device offers to customers.

Gross margin: Gross profits were $1,368,798 and $927,859 for the six months ended June 30, 2015 and 2014, respectively. The increase is due primarily to a reduction in the cost of telecom service charge per subscriber plus selling fewer low margin devices.

Operating expenses: Operating expenses were $2,209,712 compared to $1,686,958 for the six months ended June 30, 2015 and 2014, respectively. The increase in operating expenses is due primarily to the increase in professional fees including legal fees to defend our legal matters and consulting fees and an increase in compensation and benefits from less wages being capitalized into development costs partially offset by a decrease in advertising expense.

	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	$ Change	% Change
Advertising	$873	$107,986	(107,113)	-99%
Compensation & Benefits	592,471	608,842	(16,371)	-3%
Professional fees	575,439	137,961	437,478	317%
Depreciation & Amortization	123,819	139,752	(15,933)	-11%
Research & Development	283,667	186,003	97,664	53%
General & Administrative	633,443	506,414	127,029	25%
Total operating expenses	$2,209,712	$1,686,958	522,754

General and Administrative Expenses: General and administrative expenses were $633,443 and $506,414 for the six months ended June 30, 2015 and 2014, respectively. The increase in other general and administrative expenses is primarily due to the write-off of software costs in the 3 months ended June 30, 3015 compared to the same period in 2104.

	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	$ Change	% Change
Insurance	$99,645	$82,064	17,581	21%
Taxes and licenses	97,799	89,253	8,546	10%
Travel	32,084	37,190	(5,106)	-14%
Commissions	115,391	99,499	15,892	16%
Other	288,524	198,408	90,116	45%
Total G&A expenses	$633,443	$506,414	127,029

Loss from Operations: Losses from operations were $840,914 and $759,099 for the six months ended June 30, 2015 and 2014, respectively. The increase in losses was due primarily to higher operating expenses primarily professional fees partially offset by a higher gross profit margin.

Other expenses: Interest expense was $351,036 and $231,912 for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense was primarily due to the increase in debt and increase in certain interest rates. Other expense was $384,680 for the six months ended June 30, 2015 the amount is the settlement of a claim with a previous provider.

Net Loss: As a result of the foregoing, net loss was $1,576,630 and $991,011 for the six months ended June 30, 2015 and 2014, respectively.

Net loss Per Common Share: Net loss per common share was $0.01 and $0.02 for the six months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

The Company’s principal source of liquidity are cash and cash equivalent balances, cash flow from operations, and access to financial markets. Current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations, pay the mortgage payable that matures November 29, 2015 or pay our convertible promissory notes that mature in the third and fourth quarters of 2015.

As of June 30, 2015, our cash and cash equivalents were $119,256 compared to $372,284 at December 31, 2014. As of June 30, 2015 we had negative working capital of $13,133,581 compared to $9,233,886 at December 31, 2014. The increase is due primarily to the current status of virtually all debt other than promissory notes of $214,692.

Net cash used in operating activities for the six months ended June 30, 2015 was $417,240 compared to net cash used in operations of $1,138,031 for the same period of 2014. The improvement in cash from operating activities was due primarily to cash provided by an increase in accounts payable in 2015 compared to reduction in accounts payable from converting accounts payable into a portion of the Telestrata promissory note. Also, the reduction in accounts receivable and inventory contributed to the improvement.

Net cash used in investing activities for the six months ended June 30, 2015 was $39,691 compared to net cash used in investing activities of $233,259 for the same period of 2014. The improvement in cash used in investing activities was due primarily to the shift in development costs from using cash for the six months ended June 30, 2014 to providing cash for the six months ended June 30, 2015.

Net cash provided by financing activities for the six months ended June 30, 2015 was $125,433 compared to net cash provided by financing activities of $1,662,707 for the same period of 2014. The reduction in cash provided by financing activities was due primarily to cash proceeds of $1,411,877 in 2014 compared to no new funding in 2015.

Certain Risks and Concentration

Our primary manufacturer accounted for approximately 13% and 23% of our cost of goods sold for the six months ended June 30, 2015 and 2014, respectively. Our primary telecom service provider for the six months ended June 30, 2015 accounted for approximately 22% of cost of goods sold. Our primary telecom service provider for the six months ended June 30, 2014 accounted for approximately 27% of cost of goods sold.

One of our customers presently operates under a consignment agreement. Under the agreement we sell and ship merchandise to our customer, and collect payments upon the sale of our product to the ultimate (final) consumer.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30, 2015:

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

Changes in Internal Controls.

During the six months ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of June 30, 2015, the Company owes Arrow approximately $43,790 which is recorded in accounts payable. The Company will continue making installment payments until the obligation is paid in full.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company is indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014, to make monthly payments of $1,000 until the debt is satisfied. The balance due at June 30, 2015 is $15,969 which is recorded in accounts payable.

On July 30, 2014, Active Media Services, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York. The Complaint seeks $374,803 in damages based on the theory of breach of contract. On September 9, 2014 the Company answered the complaint and the parties were engaged in discovery. The claim was settled for 16,000 devices or approximately $373,000 June 4, 2015 and, as of the date of this filing, all devices, as required by the stipulation of settlement, have been shipped by the Company and received by the plaintiff.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. As of the filing date of this Report, the parties have settle the case for $99,870 and the first installment has been paid according to the settlement agreement. At June 30, 2015, the balance remaining of $95,799 is recorded in accounts payable.

On February 27, 2015, the Company was served with a complaint from Northern Communication Services, Inc. that was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida, Case No.: 14029771CA01 Civil Division, alleging breach of contract by the Company and seeking damages of no less than $43,110. As of the date of this filing, the parties have settled the case for $43,110 and the first installment has been paid according to the settlement agreement. At June 30, 2015, the balance remaining of $36,046 is recorded in accounts payable.

On March 25, 2015, the Company received a collection letter from Canadian Credit Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $29,687. As of the date of this filing, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred. As of June 30, 2015, the amount claimed, $12,384, has been accrued by the Company and is recorded in accounts payable.

On April 3, 2015, the Company received a collection letter from Receivables Control Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $247,500. As of the filing date of this report, the parties have settled the case for $10,000 and the balance has been paid in full.

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

The Complaint makes direct claims against the Company and its management for: (1) a declaratory judgment stating the amount of shares owned by current management is inaccurate; (2) an accounting; (3) breach of contract for an unspecified amount of damages; (4) fraudulent inducement for an unspecified amount of damages (5) an equitable lien; and conspiracy. The Company will respond to the Complaint as required by the Court. The Company denies all such claims and intends to vigorously defend this action. On May 26, 2015, the Company served and filed its Answer in which the Company (and the individual Defendants) denied the material allegations of the Complaint. In the Answer, the Company also asserts counterclaims against Plaintiff, as well as Samer Bishay, Maged Bishara and Nadir Aljasrawa, inter alia, to remove a cloud on title to real property owned by the Company and for breach of fiduciary duty, corporate waste and intentional interference with contracts.

On July 7, 2015, Plaintiff moved for a temporary restraining order and, thereafter, moved for a preliminary injunction to enjoin, among other things, the Company: (a) from increasing its authorized shares of stock from 300,000,000 to 1,000,000; (b) to enjoin Defendants from exercising any rights with respect to 114,000,000 shares authorized to be issued in May 2015; (c) from issuing any shares under the Company’s 2015 Stock Option Plan, and (d) to enjoin Defendants from taking any action related to the issuance, sale or purchase of the Company’s stock. The Court held an evidentiary hearing on the motion for a preliminary injunction on August 3, 4 and 5, 2015. The court granted the motion for a preliminary injunction on August 19, 2015.

This action is currently in the discovery phase. The Company intends to vigorously defend the claims asserted against it in the Complaint and further intends to vigorously prosecute its counterclaims.

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

On January 14, 2015, the Company filed a motion to dismiss the derivative claims based on Telestrata not filing a demand on the board of directors and its derivative and direct claims being in conflict with each other. This action has been consolidated with the action brought by Telestrata.

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

Item 1A. Risk Factors

For the quarter ended June 30, 2015, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015, except as follows.

Our common stock may be moved from the OTCQB to the OTC Pink.

On June 22, 2015, the Company received notice from OTC Markets Group, Inc. that the bid price of our common stock has closed below $0.01 for more than 30 consecutive calendar days and thus our common stock no longer meets the Standards for Continued Eligibility for OTCQB, and that, the Company’s grace period to regain compliance expires December 21, 2015. If the closing bid price for the common stock has not closed at or above $0.01 for any ten consecutive trading days at that time, the Company’s common stock will be removed from the OTCQB marketplace. If the Company’s common stock is removed from the OTCQB marketplace, we anticipate that it will trade on the OTC Pink marketplace. If this occurs, the liquidity and market price of our common stock may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 84,310,283 shares of common stock to debt holders as a result of their conversion of $166,333 of convertible debt.

Also, the Company issued 82,000,000 shares of common stock to vendors in exchange for $240,933 in professional fees and 4,928,500 shares of common stock to the Company’s CEO for $9,858 in back-pay.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Section Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2015.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 19, 2015.
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2015.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 19, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NetTalk.com, Inc.

Date: August 19, 2015	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2015	By	/s/ Steve Healy
Steve Healy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

