Form 10-Q/A
period 2015-06-30
NET TALK.COM, INC.
filed 2015-08-21
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to Form 10-Q for the period ended June 30, 2015, amends our Quarterly Report on Form 10-Q for the period ended June 30, 2015, which was originally filed with the Securities and Exchange Commission on August 19, 2015 (the “Original 10-Q”) This amendment is being filed solely to (i) amend the statements of cash flows in the financial statements, (ii) amend note 13 to the financial statements, (iii) update the status of the MagicJack Vocaltec Ltd. litigation in the legal proceedings section and note 14 to the financial statements, and (iv) amend the XBRL exhibits. Except with respect to the statements of cash flows, notes 13 and 14 to the financial statements, the legal proceedings section, and the XBRL exhibits, the Original 10-Q has not been amended, updated or otherwise modified.

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

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
Cash flow used in operating activities:
Net loss	$(1,576,630)	$(991,011)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	123,819	139,751
Issuance of common stock	-	131,148
Loss on disposal of property and equipment	46,200	-
Recognition of deferred revenue	(1,716,775)	(1,931,535)
Changes in assets and liabilities:
Accounts receivables	66,634	(11,679)
Prepaid expenses and other assets	-	(176,908)
Inventories	295,285	93,760
Other assets	2,496	-
Deferred revenues	1,787,599	2,121,407
Accounts payable	150,779	(826,475)
Accrued liabilities	814,305	313,511
Net cash used in operating activities	(6,288)	(1,138,031)
Cash flow used in investing activities:
Restricted cash	-	68,399
Property and equipment additions	(242,829)	-
Development costs	111,589	(301,658)
Net cash used in investing activities:	(131,240)	(233,259)
Cash flow (used in) provided by financing activities:
Proceeds from promissory and demand notes	25,000	1,411,877
Due to shareholder	(140,500)	250,830
Net cash (used in) provided by financing activities	(115,500)	1,662,707
Net decrease in cash	(253,028)	291,417
Cash and cash equivalents, beginning	372,284	76,791
Cash and cash equivalents, ending	$119,256	$368,208
Supplemental disclosures:
Cash paid for interest	$84,000	$84,000
Cash paid for income taxes	$-	$-
Non-cash transactions:
Issuance of common stock from conversion of convertible notes	$166,333	$-
Issuance of common stock from paydown of accounts payable	$90,933	$-
Issuance of common stock from paydown of accrued expenses	$150,000	$-
Issuance of common stock from paydown of due to shareholders	$9,857	$-
Cancellation of convertible notes	$-	$500,000
Reduction of accounts payable from Telestrata agreement	$-	$928,782
Conversion of demand notes to Telestrata promissory note	$-	$837,373

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

Note 13 – Subsequent Events

An existing investor converted debt in the amount of $5,256 into 7,300,000 shares of the Company’s common stock at a conversion rate of 0.00072 on August 4, 2015.

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

On February 27, 2015, by stipulation of the parties, the district court dismissed all claims and counterclaims in netTALK v. magicJack (Case No. 9:12-cv- 810220, Dkt. #158.) On August 18, 2015, counsel for the parties presented oral arguments on magicJack’s motion seeking attorney fees in the amount of approximately $2.0 million. The Judge neither ruled from the bench nor indicated how he would rule on the motion for fees, instead taking the matter under advisement. The likelihood of an unfavorable ruling is considered to be remote thus the amount is not accrued.

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

Item 2 – Management Discussion and Analysis of Financial Conditions and Results of Operations

Management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and with the audited financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K. This Quarterly Report on Form 10-Q/A contains, in addition to unaudited historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue” and similar expressions are intended to identify forward-looking statements. Actual results could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Risk Factors” in the 2014 Annual Report on Form 10-K and in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q/A.

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

Net cash used in operating activities for the six months ended June 30, 2015 was $6,288 compared to net cash used in operations of $1,138,031 for the same period of 2014. The improvement in cash from operating activities was due primarily to cash provided by an increase in accounts payable in 2015 compared to reduction in accounts payable from converting accounts payable into a portion of the Telestrata promissory note. Also, the reduction in accounts receivable and inventory contributed to the improvement.

Net cash used in investing activities for the six months ended June 30, 2015 was $131,240 compared to net cash used in investing activities of $233,259 for the same period of 2014. The improvement in cash used in investing activities was due primarily to the shift in development costs from using cash for the six months ended June 30, 2014 to providing cash for the six months ended June 30, 2015, offset partially by property and equipment additions.

Net cash used in financing activities for the six months ended June 30, 2015 was $115,500 compared to net cash provided by financing activities of $1,662,707 for the same period of 2014. The reduction in cash provided by financing activities was due primarily to cash proceeds of $1,411,877 in 2014 compared to $25,000 in funding in 2015.

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

On February 27, 2015, by stipulation of the parties, the district court dismissed all claims and counterclaims in netTALK v. magicJack (Case No. 9:12-cv- 810220, Dkt. #158.) On August 18, 2015, counsel for the parties presented oral arguments on magicJack’s motion seeking attorney fees in the amount of approximately $2.0 million. The Judge neither ruled from the bench nor indicated how he would rule on the motion for fees, instead taking the matter under advisement. The likelihood of an unfavorable ruling is considered to be remote thus the amount is not accrued.

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

NetTalk.com, Inc.

Date: August 21, 2015	By	/s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2015	By	/s/ Steve Healy
Steve Healy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

