Form 10-Q
period 2015-09-30
NET TALK.COM, INC.
filed 2015-11-18
CIK 1383825

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

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

The Registrant had 299,937,174 shares of Common Stock, par value $0.001 per share, outstanding as of November 12, 2015

NET TALK.COM, INC.

FORM 10-Q QUARTERLY REPORT

QUARTER ENDED SEPTEMBER 30, 2015

netTALK.COM, Inc.

Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$98,363	$372,284
Restricted cash	115,530	115,530
Accounts receivable, net	9,162	82,739
Inventory	144,824	680,963
Total current assets	367,879	1,251,516

Property and equipment, net	2,703,774	2,706,426
Intangible assets, net	68,969	72,195
Development costs	131,517	377,172
Other assets	27,253	30,589
Total assets	$3,299,392	$4,437,898

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$2,200,837	$2,149,333
Accrued expenses	2,281,623	1,448,642
Due to Shareholder	117,035	250,912
Deferred revenue	2,120,151	2,056,515
Current portion of long-term debt	7,229,566	4,580,000
Total current liabilities	13,949,212	10,485,402

Long term debt	200,000	2,996,155
Total liabilities	14,149,212	13,481,557

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 authorized, 299,937,174 and 121,398,391 issued and outstanding as of September 30, 2015 and December 31, 2014	299,937	121,407
Additional paid in capital	55,461,537	55,217,688
Accumulated deficit	(66,611,294)	(64,382,754)
Total stockholders' deficit	(10,849,820)	(9,043,659)

Total liabilities and stockholders' deficit	$3,299,392	$4,437,898

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues	$985,782	$1,209,473	$3,255,570	$3,661,964

Cost of revenues	352,576	826,226	1,253,566	2,350,857

Gross profit	633,206	383,247	2,002,004	1,311,107

Operating expenses	1,109,541	901,496	3,319,253	2,588,454

Operating loss	(476,335)	(518,249)	(1,317,249)	(1,277,347)

Other expenses
Interest expense	(174,663)	(163,770)	(525,699)	(395,682)
Other expense	-		(384,680)

Other expenses	(174,663)	(163,770)	(910,379)	(395,682)

Net loss	$(650,998)	$(682,019)	$(2,227,628)	$(1,673,029)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the financial statements

netTALK.COM, Inc.

Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
Cash flow used in operating activities:
Net loss	$(2,227,628)	$(1,673,029)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	203,045	212,695
Loss on disposal of assets	197,840	-
Recognition of deferred revenue	(2,522,891)	(2,855,739)
Loss on disposal of property and equipment	47,135
Changes in assets and liabilities:
Accounts receivables	73,577	89,933
Prepaid expenses and other assets	-	(300,511)
Inventories	536,139	(4,837)
Other assets	3,336	(4,584)
Deferred revenues	2,586,527	2,979,108
Accounts payable	142,437	(127,490)
Accrued liabilities	982,981	461,571
Net cash provided by (used in) operating activities	22,498	(1,222,883)
Cash flow used in investing activities:
Restricted cash	-	68,400
Property and equipment additions	(32,349)	(20,996)
Development costs	(165,050)	(404,860)
Net cash used in investing activities:	(197,399)	(357,456)
Cash flow (used in) provided by financing activities:
Proceeds from promissory and demand notes	25,000	1,550,377
Issuance of common stock		131,148
Due to shareholder	(124,020)	(30,420)
Net cash (used in) provided by financing activities	(99,020)	1,651,105
Net (decrease) increase in cash	(273,921)	70,766
Cash and cash equivalents, beginning	372,284	76,791
Cash and cash equivalents, ending	$98,363	$147,557
Supplemental disclosures:
Cash paid for interest	$126,000	$126,000
Cash paid for income taxes	$-	$-
Non-cash transactions:
Issuance of common stock from conversion of convertible notes	$171,589	$-
Issuance of common stock from paydown of accounts payable	$90,933	$-
Issuance of common stock from paydown of accrued expenses	$150,000	$-
Issuance of common stock from paydown of due to shareholders	$9,857	$-
Cancellation of convertible notes	$-	$500,000
Reduction of accounts payable from Telestrata agreement	$-	$928,782
Conversion of demand notes to Telestrata promissory note	$-	$837,373

The accompanying notes are an integral part of the financial statements

NET TALK.COM, INC.

Notes to Unaudited Financial Statements

Note 1 – Description of Business and Basis of Presentation

Description of Business

NET TALK.COM, INC. (“netTALK” or the “Company”) was incorporated on May 1, 2006 under the laws of the State of Florida, under the name Discover Screens Inc. On September 10, 2008 the Company changed its name to NET TALK.COM INC. The Company provides ultra-low cost home phone and smartphone communications. netTALK’s global communications network supports its flagship products which are the DUO home phone service and CONNECT mobile apps. The DUO home phone service provides local and long distance calling throughout the United States and Canada and the complementary CONNECT mobile apps provide a unified communications experience whether at home or on-the-go. The company provides this high tech, easy to use and ultra-low cost service with just one bill once a year. Additionally, the company leverages its extensive call termination agreements to offer wholesale call terminations to other carriers – powered by its carrier grade and proprietary VoIP switching platform. The company believes everyone should have access to easy to use, affordable at home or on-the-go digital phone service around the world. In the third quarter of 2015, the Company formed a wholly-owned subsidiary named netTALK Wireless LLC. The subsidiary was formed to participate in buying and reselling mobile cellular services.

Basis of Presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“GAAP”) and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. However, the unaudited condensed interim financial information includes all adjustments which are, in the opinion of management, necessary to fairly present the financial position and the results of operations for the interim periods presented. The operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for future fiscal quarters of 2015, for the year ending December 31, 2015, or for future periods. The significant accounting principles used in the preparation of these unaudited condensed interim financial statements are the same as those used in the preparation of the annual audited financial statements. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and other Company filings with the Securities and Exchange Commission.

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

We incurred net losses of $650,998 and $2,227,628 for the three and nine months ended September 30, 2015, compared to losses of $682,019 and $1,673,029 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we had $7,429,566 in debt, after deducting applicable discount, of which $7,229,566 is current which includes $1,400,000 in a short term mortgage payable. The Company raised approximately $25,000 in a convertible promissory note in 2015. As of September 30, 2015, the Company had negative working capital of $13,581,333.

Our current cash resources, together with anticipated future cash flows from operating activities, may not be sufficient to fund our operations or repay debt that is maturing in 2015 or that is due on demand. In light of these circumstances, we are seeking additional capital through public or private debt or equity financing. However, there are no assurances that those efforts will be successful or that additional capital will be available on terms that do not adversely affect our existing stockholders or restrict our operations, if it is available at all.

Also, any equity financing we receive would likely be substantially dilutive to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights senior to our existing stockholders. The terms of any future financings may restrict our ability to raise additional capital, which could delay or prevent the further development or marketing of our products and services. Our need to raise capital before the repayment of our debt becomes due may require us to accept terms that may harm our business or be disadvantageous to our current stockholders.

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

In order to address the need to satisfy our continuing obligations and realize our long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve our operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

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

Revenue Recognition

We generate revenue from product sales, telecom services, mobile app sales, shipping and handling charges and leasing cell tower and co-location rack space in our operations center. We recognize all our revenues in accordance with ASC 605, Revenue Recognition and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and amounts are collectible from the customers.

We recognize revenue for a device sale when the product is shipped and the customer is invoiced for retail sales and when the customer completes the transaction for internet sales. We recognize revenue for telecom service prorata monthly as the service is used. Revenue for shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Deferred Revenue

The initial sale of our device includes telecom service ranging from 1 month to 12 months. We recognize the revenue that is telecom ratably monthly as the service is used. The portion of the telecom service prepaid is recorded as deferred revenue. We amortize subsequent renewals for telephone service over the corresponding number of months in the call plan.

We bill international calls as earned from our customers.  International calls are prepaid and customers account is debited as minutes are used and earned.

Cash and Cash Equivalents

We consider all highly liquid cash balances and debt instruments with an original maturity of three months or less to be cash equivalents. We maintain cash balances only in domestic bank accounts, which at times, may exceed FDIC limits of $250,000. Our cash balances occasionally exceed the FDIC limits but did not exceed the FDIC limit at September 30, 2015.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method. Obsolete inventory is reserved for, if necessary, and there is zero reserve at September 30, 2015 and December 31, 2014.

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

We capitalize costs of software to be sold, leased or marketed in accordance with FASB ASC 985-20. We account for our software development costs as costs incurred internally in creating a computer software product and charge such costs to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or completion of a working model. Capitalization of costs stops when the product is available for general release to customers at which point the capitalized costs are amortized over the software’s useful life.

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

As of September 30, 2015 and December 31, 2014, the Company had development costs of $131,517 and $377,172, respectively.

Reclassifications

Certain reclassifications have been made to prior year financial statements in order to conform to the current year’s presentation.

Share-Based Payment Arrangements

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan, a 2012 Stock Option Plan and a 2015 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of our employees and consultants with those of the Company. The 2015 Stock Option Plan is currently restricted. See legal proceedings for further discussion. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans. The shares are compensatory in nature and are fully vested upon issuance. We value the shares consistent with fair value at the time of issuance including adjustments for certain restrictions and limitations.

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

Derivative financial instruments, as defined in Accounting Standards Codification 815-10-15-83, Derivatives and Hedging, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other) variable, require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

Certain risks and concentration

Our primary manufacturer accounted for approximately 13% and 23% of our cost of goods sold for the nine months ended September 30, 2015 and 2014, respectively. Our primary telecom service provider for the nine months ended September 30, 2015 accounted for approximately 21% of cost of goods sold. Our primary telecom service provider for the nine months ended September 30, 2014, which was a related party owned by the previous President of the Company, accounted for approximately 34% of cost of goods sold.

One of our customers presently operates under a consignment agreement. Under the agreement we sell and ship merchandise to our customer, and collect payments upon the sale of our product to the ultimate (final) consumer. Revenue is recognized upon payment from our customer.

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

Patent Costs

Assets are probable future economic benefits obtained as a result of past transactions or events. Legal fees and other costs incurred for successfully defending a patent from infringement are considered deferred legal costs in the sense that they are part of the cost of retaining and obtaining the future economic benefit of the patent as per Statement of Accounting Concept No. 6. If defense of the patent lawsuit is expected to be successful, costs may be capitalized to the extent of an evident increase in the value of the patent per TIS Section 2260. On February 27, 2015, all claims and counterclaims have been dismissed and, as a result, the previously deferred legal costs incurred to defend our patent have been expensed as of December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued standard ASU 2014-09, Revenue from Contracts with Customers that provides a single, comprehensive revenue recognition model for all contracts with customers. The standard is principle-based and provides a five-step model to determine the measurement of revenue and timing of when it is recognized. The core principle is that a company will recognize revenue to reflect the transfer of goods or services to customers at an amount that the company expects to be entitled to in exchange for those goods or services. This standard is effective for our interim and annual reporting periods beginning after December 15, 2017 and allows for either full retrospective adoption or modified retrospective adoption. We will adopt this guidance on January 1, 2018, and are currently evaluating the impact on our financial statements.

Note 4 – Accounts Receivable

Trade accounts receivable consisted of the following at:
	September 30,	December 31,
	2015	2014

Accounts receivable, gross	$11,037	$137,411
Allowance for returns and doubtful accounts	(1,875)	(54,672)
Accounts receivable, net	$9,162	$82,739

Note 5 – Inventory

Inventories, recorded at lower of cost or market, are as follows:
	September 30,	December 31,
	2015	2014

Finished goods	$144,824	$680,963
Total	$144,824	$680,963

Inventory is recorded at the lower of cost or market. Of our total finished goods inventory, at September 30, 2015 and December 31, 2014, $10,636 and $35,711, respectively, is held on consignment at one of our distributors.

During the three and none months ended September 30, 2015 and 2014, there were no write-downs of obsolete inventory.

Note 6 – Property and equipment

Property and equipment consisted of the following at:
	Estimated	September 30,	December 31,
	Useful Life	2015	2014

Telecommunication equipment	7	$398,081	$373,089
Computer equipment	5	174,043	171,659
Building	35	2,448,364	2,448,364
Building improvements	10	91,414	86,442
Office equipment and furnishing	7	48,212	48,212
Purchased and developed software	3	277,534	124,728
Land		270,000	270,000
		3,707,648	3,522,494
Less: accumulated depreciation		(1,003,874)	(816,068)
Property and equipment, net		$2,703,774	$2,706,426

Our property and equipment is located in our network operations center and corporate offices which are housed in the same building. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $199,819 and $174,789, respectively.

Note 7 - Intangible Assets

Intangible assets consisted of the following at:
	Estimated	September 30,	December 31,
	Useful Life	2015	2014
Trademarks National and International	5	$332,708	$332,708
Employment agreements	3	225,084	225,084
Knowhow and specialty skills	3	212,254	212,254
Workforce	3	54,000	54,000
Patents	20	93,747	93,747
Finance cost	2	83,280	83,280
		1,001,073	1,001,073
Less: accumulated amortization		(932,104)	(928,878)
Intangible assets, net		$68,969	$72,195

Amortization expense for the nine months ended September 30, 2015 and 2014 was $3,226 and $37,906, respectively.

Note 8 – Debt Restructuring, Promissory Notes and Mortgage Payable

Debt Restructuring

Effective December 31, 2013, the Company executed a redemption and debt restructuring agreement with Vicis Capital Master Fund ("Vicis") to, among other things, extend the term of our loans to September 30, 2014 with two additional one year extensions if accrued interest is paid in full, and reduce the overall loan with Vicis from approximately $17,000,000 to $3,000,000. The restated loan accrues interest at six percent (6.0%) per year. In addition, pursuant to the redemption and restructuring agreement, all shares and derivative securities held by Vicis including the Series A convertible redeemable preferred stock, 19,995,092 shares of the Company’s common stock, and common stock purchase warrants exercisable for 76,864,250 shares of common stock have been returned to the Company and cancelled. The holders received no additional consideration to effect the modification.

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

Phoenix Vitae Holdings, LLC (“PV”), which is owned by the CEO of the Company, purchased the 6%, $3,000,000 secured promissory note from Vicis Capital Master Fund, on July 7, 2014. PV extended the interest payment date for the initial interest payment from June 30, 2014 to September 1, 2014.  On September 1, 2014, a note amendment agreement was entered into whereby, the note is due on demand and the interest rate and terms are as follows: Interest on the principal amount (or any balance thereof) outstanding from time to time under the note will begin to accrue on September 1, 2014 at a fixed rate per year equal to six percent (6.0%); provided, however, interest will accrue at a fixed rate per year equal to nine percent (9.0%) during the period from July 1, 2014 through August 31, 2014; and provided further, that interest will accrue at a fixed rate per year equal to twelve percent (12.0%); from and after September 1, 2014 until the note is paid in full.

Demand, Promissory and Convertible Notes

Long term debt consisted of the following at:
	September 30,	December 31,
	2015	2014
$3,000,000, 6% secured promissory note, due on demand	$3,000,000	$3,000,000
$1,400,000, 12% mortgage note payable, due November 29, 2015	1,400,000	1,400,000
$2,766,155, 5% secured promissory note, due March 1, 2016	2,766,155	2,766,155
$175,000, 6% promissory note, due June 30, 2017	175,000	175,000
$500,000 12% convertible promissory note, due August 21, 2016	9,436	55,000
$500,000 12% convertible promissory note, due April 28, 2017	25,000
$83,500 8% convertible promissory note, due September 19, 2015	-	83,500
$43,000 8% convertible promissory note, due November 21, 2015	475	43,000
$53,500 8% convertible promissory note, due December 29, 2015	53,500	53,500
	7,429,566	7,576,155
Less current portion	(7,229,566)	(4,580,000)
Long-term debt	$200,000	$2,996,155

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

Subject to repayment obligations of the Company as provided below, Telestrata received credit of $4,071,940 to acquire shares and warrants as follows: (a) $500,000 in the form of the conversion and cancellation of two promissory notes issued to Samer Bishay in May and July 2013, (b) $837,374 in loans to the Company received in the third and fourth quarters of 2013 and (c) the satisfaction by Telestrata of $2,734,566 of liabilities of the Company.

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
September 30,
2015
Original secured promissory note due to Telestrata	$4,071,940
Less promissory note discount	(1,805,785)
Increase in principal from additional cash payment	250,000
Increase in principal from indirect cash payment for telecom service	250,000
Revised secured promissory note due to Telestrata	$2,766,155

On August 21, 2014, the Company issued a Convertible Promissory Note (“Note 1”) to a third party accredited investor, in the aggregate principal amount of five hundred thousand dollars ($500,000) for an aggregate purchase price of up to four-hundred and fifty thousand dollars ($450,000) (“Aggregate Purchase Price”). The investor paid initial consideration of $50,000 August 21, 2014 and $25,000 April 28, 2015 and may, at its discretion, pay additional consideration, up to an amount equal to the Aggregate Purchase price. The principal sum due to investor will be prorated based upon the amount of consideration actually paid by the investor to the Company (plus an approximate 10% original issue discount that is prorated based upon the amount of consideration actually paid by investor to the Company) such that the Company is only required to repay the amount actually funded by investor.

Note 1 is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to the lesser of $0.17 or 60% of the lowest trade price in the 25 trading days previous to the conversion date. The Company has the right, in its discretion, to enforce a “Conversion Floor” equal to $0.10 per share, which, if enforced by the Company, will require the Company to make whole any loss suffered by investor in the form of a cash payment, as further described in the Amendment to the Note. In the first quarter of 2015, the investor converted $17,700 of debt into 1,550,000 shares of netTALK common stock. In the second quarter of 2015, the investor converted $5,256 of debt into 7,300,000 shares of netTALK common stock.

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

Note 2 is convertible, at the option of the holder, into shares of the Company common stock based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in the Note. Interest accrues at 8% per year and is due at the maturity date which is September 11, 2015. In the first quarter of 2015, the investor converted $12,000 of debt into 1,318,681 shares of netTALK common stock and in the second quarter of 2015, the investor converted $71,500 of debt into 31,235,278 shares of netTALK common stock.

On November 19, 2014, the Company entered into a SPA with a third party accredited investor pursuant to which the Company issued an 8% Convertible Promissory Note (“Note 3”) to the investor in the principal amount of forty-three thousand dollars ($43,000) for a purchase price of forty-three thousand five hundred dollars ($43,000).

Note 3 is convertible, at the option of the holder, into shares of the Company common stock based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in Note 3. Interest accrues at 8% per year and is due at the maturity date which is November 19, 2015. In the second quarter of 2015, the investor converted $42,525 of debt into 35,116,324 shares of netTALK common stock

On December 29, 2014, the Company entered into a Securities Purchase Agreement with a third party accredited investor pursuant to which the Company issued an 8% Convertible Promissory Note (“Note 4”) to the investor in the principal amount of fifty-three thousand five hundred dollars ($53,500) for a purchase price of fifty-three thousand five hundred dollars ($53,500). On or about September 2, 2015, KBM Worldwide Inc. declared default under the convertible promissory note dated December 15, 2014 in the amount of $53,500. The default occurred because the Company failed to maintain sufficient shares of common stock reserved for issuance upon conversion of the note and failed to timely issue shares of common stock upon receipt of a conversion notice under the note. The Company failed to maintain sufficient shares of common stock reserved for issuance upon conversion due to a court order. See “Legal Proceedings”.

Note 4 is convertible, at the option of the holder, into shares of the Company common stock based on the conversion price equal to 65% multiplied by the average of the lowest five (5) trading prices for the Company’s common stock during the ten (10) days prior to the date of conversion, as further described in Note 4. Interest accrues at 8% per year and is due at the maturity date which is December 29, 2015.

During 2014, the CEO (and shareholder) loaned the Company $575,000 in non-interest bearing demand notes of which all was repaid to the CEO as of September 30, 2015. Additionally, the CEO was repaid $87,583 in back-pay that was accrued in 2013. Also, the Company accrued approximately $117,000 relating to the voluntary reduction in the CEO’s cash compensation which is due to the CEO as of September 30, 2015.

During the first and second quarters of 2013, the Company received advances of $175,000 from a third party. These advances are evidenced by a promissory note, accrue interest at 6% per year, and mature June 30, 2017.

On May 31, and July 15, 2013, the Company issued to Samer Bishay, previous President of the Company, two 5% secured convertible promissory notes with face values of $300,000 and $200,000, respectively. These notes were due on December 1, 2013 and January 15, 2014, respectively, and were convertible into shares of the Company’s common stock at a conversion price of $0.08 per share, for a total of 3,750,000 and 2,500,000 common shares, respectively. On March 11, 2014, these notes were converted and cancelled as part of the promissory note due to Telestrata as discussed above. Additionally, Samer Bishay through his company, Iristel, Inc., during the third and fourth quarters of 2013, provided $521,000 for working capital to the Company. On March 11, 2014, these convertible notes and working capital loans were converted to the promissory note due to Telestrata as discussed above.

Mortgage Payable

On November 29, 2012, the Company borrowed $1,000,000 from a lender and in exchange, the Company issued a 12% promissory note and a mortgage and security agreement. The 12% promissory note, among other matters, accrues interest at 12% per year, was payable in full on November 29, 2014, and is secured by our corporate office building, located at 1080 NW 163rd Drive, Miami Gardens, FL 33169. The note is payable in full on November 29, 2015. See footnote 14 legal proceedings for further discussion.

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

Note 9 – Revenue and Cost of Revenues

Revenues and cost of revenues consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Sales of devices	$38,737	$175,571	$171,950	$573,565
Renewals and access charges	896,312	954,412	2,946,450	2,972,486
Other	50,733	79,490	137,170	115,913
Total	985,782	1,209,473	3,255,570	3,661,964

Cost of revenues:
Cost of sales of devices	51,079	413,380	256,561	1,002,293
Cost of renewals and access charges	301,497	412,846	997,005	1,348,564
Total	352,576	826,226	1,253,566	2,350,857

Gross profit	$633,206	$383,247	$2,002,004	$1,311,107

Note 10 - Share-Based Payment Arrangements

NetTalk adopted a 2010 Stock Option Plan, a 2011 Stock Option Plan, a 2012 Stock Option Plan and a 2015 Stock Option Plan (the "Plans") which are intended to advance the interests of the Company’s shareholders by enhancing the Company’s ability to attract, retain and motivate key individuals by providing such persons with equity ownership opportunities and performance-based incentives, thereby better aligning the interests of our employee and consultants with those of the Company. The 2015 Stock Option Plan is currently restricted. See legal proceedings for further discussion. All of the Company’s employees, officers, and directors, and those Company’s consultants and advisors (i) that are natural persons and (ii) who provide bona fide services to the Company not connected to a capital raising transaction or the promotion or creation of a market for the Company’s securities, are eligible to be granted options or restricted stock awards under the Plans. The shares are compensatory in nature and are fully vested upon issuance. We value the shares consistent with fair value at the time of issuance including adjustments for certain restrictions and limitations

Share–based compensation cost to employees is recorded as compensation expense and is recognized over the service period. Share–based payments to non–employees are recorded as consulting expense and is recognized over the service period.

In the first quarter of 2014, the Company issued 10,929,000 share of common stock under the Plans to management and employees. The compensation expense related to these shares is $131,148. Additional paid in capital was credited for $120,219 and common stock was credited for $10,929. No shares were issued under the Plans in the first quarter of 2015.

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

In the third and fourth quarters of 2014, the Company issued four convertible promissory notes totaling $235,000 and in the second quarter of 2015, the Company issued a convertible promissory note for $25,000. See footnote 8 for further discussion.

In the first, second and third quarters of 2015, investors converted approximately $171,589 in convertible debt into 91,610,283 shares of the Company’s common stock. These issuances were recorded as a debit to convertible debt for $171,589, a credit to common stock for $91,610 and a credit to additional paid in capital for $79,979.

In the first and second quarters of 2015, the Company issued 7,000,000 shares of common stock as payment for $90,933 in legal fees. These issuances were recorded as a debit to legal fees for $90,933, a credit to common stock for $7,000 and a credit to additional paid in capital for $83,933.

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

On or about October 24, 2014, Mr. Bishay, despite being obviously conflicted, despite acting without authorization and against the wishes of the board of directors, and despite the absence of the Company seal, filed an unauthorized mortgage on certain real property of the Company, in favor of Telestrata, which he owns and or controls. The Company is continuing to dispute that mortgage. See footnote 14 for further discussion.

On November 5, 2014, Telestrata filed an action against the company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. netTalk.com., Inc. et al., 1:14-cv-24137. See footnote 14 for further discussion.

As a continuation of these ongoing attempts to tortiously damage the Company and its shareholders, Mr. Bishay, through Iristel and Telestrata, is attempting to overstate, or completely misstate, the amounts owed by the Company. The Company has accrued and recorded the amounts it believes are owed to Iristel. The Company completely denies the validity of any of Mr. Bishay’s claims, and intends to vigorously pursue Iristel, Telestrata and Mr. Bishay for the damage any such misstatements may cause.

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

During 2014, the CEO (and shareholder) loaned the Company $575,000 in non-interest bearing demand notes of which $400,000 was repaid to the CEO as of December 31, 2014. Additionally in 2014, the CEO was repaid $87,583 in back-pay that was accrued in 2013 and the Company accrued $75,000 relating to the voluntary reduction in the CEO’s cash compensation. As of December 31, 2014, the amount due to the CEO was $250,912. In 2015, the Company repaid $180,000 to the CEO, accrued an additional $56,250 in voluntary compensation reduction and issued 4,928,500 shares of the Company’s common stock as payment for $9,858 in back-pay. As of September 30, 2015, the amount due to the CEO was $117,035.

Note 13 – Subsequent Events

On November 11, 2015, the Company paid in full the remaining principal amount of $475.00 of the $43,000, 8% convertible promissory note which was due November 21, 2015.

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

Commitments

The Company has commitments with various telecom vendors providing for telecom and related services. The Company has an annual commitment of approximately $265,000 and a total commitment of approximately $300,000 as defined in the agreements.

During the middle of 2013, the Company encountered severe financial difficulties. As a result, the Company became delinquent on filing and paying certain taxes. As of the date of this filing, the Company is working to complete all filing obligations required by federal, state, county, city or locality jurisdictions. As of September 30, 2015, the Company has accrued approximately $881,950 for taxes, penalties and interest which is recorded in accrued expenses.

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

On August 18, 2015, counsel for the parties presented oral arguments on MagicJack’s motion seeking attorney fees in the amount of approximately $2.0 million. The judge neither ruled from the bench nor indicated how he would rule on the motion for fees, instead taking the matter under advisement. As of November 11, 2015, the judge had not ruled on MagicJack’s motion for attorney fees. The likelihood of an unfavorable ruling is considered to be remote thus the amount is not accrued.

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of September 30, 2015, the Company owes Arrow approximately $28,130 which is recorded in accounts payable. The Company will continue making installment payments until the obligation is paid in full.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company is indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014, to make monthly payments of $1,000 until the debt is satisfied. The balance due at September 30, 2015 is $1,969 which is recorded in accounts payable.

On July 30, 2014, Active Media Services, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York. The Complaint seeks $374,803 in damages based on the theory of breach of contract. On September 9, 2014 the Company answered the complaint and the parties were engaged in discovery. The claim was settled on June 4, 2015 for 16,000 devices with 3 months service or approximately $385,000. All devices, as required by the stipulation agreement, have been shipped by the Company and received by the plaintiff.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. As of the filing date of this Report, the parties have settle the case for $99,870 and the first installment has been paid according to the settlement agreement. At September 30, 2015, the balance remaining of $48,977 is recorded in accounts payable.

On February 27, 2015, the Company was served with a complaint from Northern Communication Services, Inc. that was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida, Case No.: 14029771CA01 Civil Division, alleging breach of contract by the Company and seeking damages of no less than $43,110. As of the date of this filing, the parties have settled the case for $43,110 and the first installment has been paid according to the settlement agreement. At September 30, 2015, the balance remaining of $33,110 is recorded in accounts payable.

On March 25, 2015, the Company received a collection letter from Canadian Credit Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $29,687. As of the date of this filing, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred. As of September 30, 2015, the amount claimed, $29,687, has been accrued by the Company and is recorded in accounts payable.

On April 3, 2015, the Company received a collection letter from Receivables Control Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $247,500. The parties have settle the case for $10,000 and the obligation has been paid in full as of September 30, 2015.

On November 5, 2014, Telestrata, LLC (“Plaintiff”) filed an action against the Company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. NetTAlk.com., Inc. et al., 1:14-cv-24137. The Complaint alleges direct and derivative claims on behalf of the Company’s shareholders for money damages and for an injunction.

The Complaint asserts direct claims against the Company and its management for: (1) a declaratory judgment against the Company and management Defendants stating that the amount of shares owned by current management is inaccurate; (2) accounting against the Company; (3) breach of the SPA against the Company; (4) imposition of an equitable lien against the Company; (5) fraud against the Company and certain management Defendants; and (6) conspiracy against the Company and all Management Defendants. The Complaint also asserts derivative claims for breach of fiduciary duty, a preliminary and permanent injunction and a declaratory judgment.

The action filed by the Company against Telestrata on or about December 24, 2014, seeking to quiet title on its property and for slander of title has been consolidated with the Telestrata Derivative Litigation.

The Company filed its answer to the Complaint on May 26, 2015, denying the material allegations of the Complaint and asserting counterclaims against Plaintiff Telestrata, as well as Samer Bishay, Maged Bishara and Nadir Aljasrawi, inter alia, to remove a cloud on title to real property owned by the Company and for breach of fiduciary duty corporate waste and intentional interference with contracts.

On July 7, 2015, Telestrata moved for an ex parte Temporary Restraining Order (“TRO”), which the District Court granted on July 8, 2015. On August 19, 2015, the District Court issued an order which granted Telestrata’s motion to convert the TRO into a preliminary injunction and enjoined the Company from, inter alia (1) exercising any rights related to various issued and outstanding shares of common stock in NetTalk; (2) authorizing or issuing any new shares of the Company’s stock or any rights to purchase the Company’s stock; (3) amending the Company’s Articles of Incorporation absent written consent of a majority of shareholders; and (4) taking any further action related to issuance, authorization, sale, or purchase of any further shares of stock in the Company, absent further order of the District Court.

On August 26, 2015, the Company timely filed its Notice of Appeal of the Preliminary Injunction in the Eleventh Circuit Court of Appeals. The Company has submitted an appellate brief and participated in a telephone mediation conference on November 9, 2015.

The District Court denied the Company’s motion to dismiss Telestrata’s derivative claims and, on July 13, 2015, the Company moved to certify the District Court’s order for interlocutory appeal. The Company’s Motion to Certify for Interlocutory Appeal is still pending before the District Court.

This action is currently in the discovery phase in the District Court. The Company intends to vigorously defend the claims asserted against it in the Complaint and on Appeal and further intends to vigorously prosecute its counterclaims.

On or about September 2, 2014, KBM Worldwide Inc. brought an action against the Company in the United States District Court for the Eastern District of New York titled KBM Worldwide, Inc. v. NetTalk.com, Inc. et al., 1:15-cv-5115. The Complaint alleges cases of action against the Company for: (1) default under the convertible promissory note dated December 15, 2014 in the amount of $53,500 (the “KBM Note”); (2) fraud in the inducement in entering into the KBM Note; (3) breach of contract seeking lost profits and litigation expenses; (4) various securities fraud violations; (5) injunctive and equitable relief directing the Company to obtain an increase in its authorized shares; (6) a declaratory judgment stating that the KBM Note is valid and enforceable; (7) fraud against certain management Defendants; (8) money had and received under the KBM Note; and (10) default under a convertible promissory note issued to KBM in the amount of $43,000 on November 11, 2014. The Company must answer or move with respect to this Complaint on or before November 16, 2015.

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

Cautionary Statement about Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q and other written material and oral statements made from time to time by us do not relate to historical or current facts.  As such, they are referred to as “forward-looking statements,” which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “budget,” “project,” “may be,” “may continue,” “may likely result,” and similar expressions. When reading any forward looking statement, you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those discussed under the heading “Risk Factors” in the 2014 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q and those relating to:

●	our ability to develop sales and marketing capabilities;

●	the accuracy of our estimates and projections;

●	our ability to fund our short-term and long-term financing needs; and

●	changes in our business plan and corporate strategies; and other risks and uncertainties discussed in greater detail in this Quarterly Report on Form 10-Q;

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

We incurred net losses of $650,998 and $2,227,628 for the three and nine months ended September 30, 2015 compared to losses of $682,019 and $1,673,029 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, we had $7,429,566 in debt, after deducting applicable discount, of which $7,229,566 is current which includes $1,400,000 in a short term mortgage payable due November 29, 2015. The Company raised approximately $25,000 in a convertible promissory note in 2015. As of September 30, 2015 and 2014, the Company had negative working capital of $13,581,333 and $9,233,886, respectfully.

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

In order to address the need to satisfy our continuing obligations and realize our long term strategy, management has been reviewing various strategic alternatives and has taken several steps and is considering additional actions to improve our operating and financial results, which we hope will be sufficient to provide the Company with the ability to continue as a going concern, including the following:

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

There can be no assurance that the actions outlined above will be successful or any new financing will be available or that we will obtain any such arrangements on terms suitable to us. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Company and Business

We are a telephone company that provides sells and supplies commercial and residential telecommunication services, including services utilizing voice over internet protocol (“VoIP”) technology, session initiation protocol (“SIP”) technology, wireless fidelity technology, wireless maximum technology, marine satellite services technology, and other similar type technologies. Our main offerings are (1) analog telephone adapters (“Device or Devices”) that provide connectivity for analog telephones and faxes to home, home office or corporate local area networks (“LAN”). Our Devices and the telecommunication services are a cost effective solution for individuals, small businesses and telecommuters connecting to any analog telephone, fax or private branch exchange (“PBX”). Our Devices provide one USB port, one Ethernet port and one analog telephone port. We offer to customers a full suite of internet protocol features to maximize universal connectivity. In addition, analog telephones attached to our Device are able to use advanced calling features such as call forwarding, caller ID, 3-way calling, call holding, call retrieval, and call transfer.

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

General and Recent Developments

During the second quarter of 2015, certain investors in the Company converted debt into shares of the Company’s common stock. Additionally, the Company issued common stock to certain vendors in payment of invoices for services rendered allowing the Company the preserve cash. Also, the Company issued common stock to certain members of management in payment of back-pay, again, allowing the Company to preserve cash. As a result of these issuances and the need to restore common stock reserve levels to the required levels, as required by certain convertible debt holder agreements, the Company depleted the majority of its treasury of authorized common stock that have not been issued and thus are not outstanding. As a result of the need to issue additional shares of common stock, the Company intended to increase its authorized shares of common stock from 300 million (300,000,000) to 1.0 billion (1,000,000,000) shares.

Accordingly, the Company’s board and majority shareholders approved an amendment to the Company’s articles of incorporation to effect this increase. The Company has not yet filed this amendment with the Secretary of the State of Florida due to the temporary restraining order obtained by Telestrata (see “Legal Proceedings”).

On October 10, 2014, the Company received a termination letter from, Iristel, (owned by, and with its CEO being the previous President of netTALK), a previously primary vendor, which provided telecommunications service and phone numbers (“DID”), with respect to two contracts between Iristel and the Company, one dealing with carriage and one dealing with DIDs. Upon being informed of the termination, the Company ported its carriage to a new carrier, and informed Iristel that, pursuant to its rights under the DID contract, it would port the DIDs promptly to a new provider. On October 17, 2014, Samer Bishay, previous President of the Company and CEO of Iristel, purporting to act on behalf of both the Company and Iristel, without conflict waivers of any sort, attempted to agree to rescind the termination of the DID contract, which neither Iristel nor the Company had the power to do. The Company attempted to shift the DIDs to new carriers, but Iristel, through Samer Bishay, the previous President of the Company, refused to allow these customers to be moved to new DID vendors.

On October 15, 2014, Telestrata LLC (“Telestrata”), a Colorado limited liability company, owned or controlled by three members of the NetTalk board of directors that were removed from the Board November 26, 2014, exercised its warrant for 19,424,000 shares of netTALK common stock. On October 16, 2014, (1) members of management exercised their warrants for 24,280,000 shares of netTALK common stock and (2) shareholders representing more than a majority of the then outstanding common stock of the Company voted, via written consent in lieu of a meeting, to remove each of Samer Bishay (President), Maged Bishara, and Nardir Aljasrawi from their positions as members of the Company's Board (the "Director Removal"). The Director Removal became effective November 26, 2014.

On October 27, 2014, the Company was notified that Samer Bishay, current President of the Company, on or about October 24th, 2014, through counsel for Telestrata, an entity with which he is affiliated, unilaterally filed a mortgage in the amount of approximately $4.5 million, encumbering certain real property of the Company. The Company's Board, through a unanimous written consent executed September 2, 2014, by all directors including Mr. Bishay, authorized the company to undertake such action only under certain conditions, including the condition that only the Chief Financial Officer of the Company could execute and authorize any such filing. Such written consent has not been revoked, modified or superseded by any subsequent valid action of the Board, and accordingly, the Company is working with counsel to rescind such unauthorized encumbrance and pursue any causes of action it or its shareholders may have against Mr. Bishay.

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

In the third quarter of 2015, the Company formed a wholly-owned subsidiary named netTALK Wireless LLC. The subsidiary was formed to participate in buying and reselling mobile cellular services.

On or about September 2, 2015, KBM Worldwide Inc. declared default under the convertible promissory note dated December 15, 2014 in the amount of $53,500. The default occurred because the Company failed to maintain sufficient shares of common stock reserved for issuance upon conversion of the note and failed to timely issue shares of common stock upon receipt of a conversion notice under the note. The Company failed to maintain sufficient shares of common stock reserved for issuance upon conversion due to a court order. See “Legal Proceedings”.

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

Revenue Recognition

We generate revenue from product sales, telecom services, shipping and handling charges, leasing cell tower space and leasing co-location rack space in our operations center. We recognize revenue in accordance with ASC 605, Revenue Recognition and SAB 104 as follows: when evidence of an arrangement exists, in the case of products, when the product is shipped to a customer, or in the case of telecom services, when the service is used by the consumer, when the fee is fixed or determinable and amounts are collectible from the customers.

We recognize revenue for device sales when the customer is invoiced for retail sales and when the customer completes the transaction for internet sales. We recognize revenue for telecom service prorata monthly as the service is used and revenue for shipping costs billed to customers are included as a component of product sales. The associated cost of shipping is included as a component of cost of product sales.

Results of Operations

Three months ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues: Net revenues were $985,782 and $1,209,473 for the three months ended September 30, 2015 and 2014, respectively. The decrease in revenues is primarily due to a decrease in devices sold and also decreases in telecom services and other income.

Cost of revenues: Cost of revenues were $352,576 and $826,226 for the three months ended September 30, 2015 and 2014, respectively. The decrease in cost of revenues is primarily due to a decrease in the number of devices sold and a decrease in telecom service cost per subscriber partially offset by higher cost of device sales due to deep discounts and free device offers to customers.

Gross margin: Gross profits were $633,206 and $383,247 for the three months ended September 30, 2015 and 2014, respectively. The increase is due primarily to selling fewer low margin devices and a reduction in the cost of telecom service charge per subscriber.

Operating expenses: Operating expenses were $1,109,541 and $901,496 for the three months ended September 30, 2015 and 2014, respectively. The increase in operating expenses is due primarily to the increase in professional fees including legal fees to defend the Company’s legal matters and consulting fees and an increase in compensation & benefits from an increase in technical support and less wages being capitalized partially offset by a decrease in advertising expense.

	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	$ Change	% Change
Advertising	$2,500	$16,451	$(13,951)	-85%
Compensation & Benefits	310,047	231,802	78,245	34%
Professional fees	170,668	96,282	74,386	77%
Depreciation & Amortization	67,213	72,943	(5,730)	-8%
Research & Development	133,182	133,142	40	0%
General & Administrative	425,931	350,876	75,055	21%
Total operating expenses	$1,109,541	$901,496	$208,045

General and Administrative Expenses: General and administrative expenses were $425,931 and $350,876 for the three months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses is primarily due to the increase in loss on assets write-offs partially offset by a decrease in taxes and licenses from an over accrual in the prior year.

	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	$ Change	% Change
Insurance	$48,707	$46,929	$1,778	4%
Taxes and licenses	43,015	107,292	(64,277)	-60%
Travel	7,600	31,088	(23,488)	-76%
Commissions	40,221	61,967	(21,746)	-35%
Other	286,388	103,600	182,788	176%
Total G&A expenses	$425,931	$350,876	$75,055

Loss from Operations: Losses from operations were $476,335 and $518,249 for the three months ended September 30, 2015 and 2014, respectively. The decrease in operating loss was due primarily to higher gross profits partially offset by higher operating expenses.

Other expense: Interest expense was $174,663 and $163,770 for the three months ended September 30, 2015 and 2014, respectively.

Net Loss: As a result of the foregoing, net loss was $650,998 and $682,019 for the three months ended September 30, 2015 and 2014, respectively.

Net loss Per Common Share: Net loss per common share was $0.00 and $0.01 for the three months ended September 30, 2015 and 2014, respectively.

Nine months ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues: Net revenues were $3,255,570 and $3,661,964 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in revenues is primarily due to a decrease in devices sold partially offset by a slight increase in other income from an increase in rental income.

Cost of revenues: Cost of revenues were $1,253,566 and $2,350,857 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cost of revenues is primarily due to a reduction in the number of devices sold and a reduction in the telecom cost per subscriber partially offset by higher cost of device sales due to deep discounts and free device offers to customers.

Gross margin: Gross profits were $2,002,004 and $1,311,107 for the nine months ended September 30, 2015 and 2014, respectively. The increase is due primarily to a reduction in the cost of telecom service charge per subscriber plus selling fewer low margin devices.

Operating expenses: Operating expenses were $3,319,253 and $2,588,454 for the nine months ended September 30, 2015 and 2014, respectively. The increase in operating expenses is due primarily to the increase in professional fees including legal fees to defend the Company’s legal matters and consulting fees and an increase in general and administrative expenses, as discussed below, partially offset by a decrease in advertising expense.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Advertising	$3,373	$124,437	$(121,064)	-97%
Compensation & Benefits	902,518	840,643	61,875	7%
Professional fees	746,107	234,243	511,864	219%
Depreciation & Amortization	191,032	212,695	(21,663)	-10%
Research & Development	416,849	319,145	97,704	31%
General & Administrative	1,059,374	857,291	202,083	24%
Total operating expenses	$3,319,253	$2,588,454	$730,799

General and Administrative Expenses: General and administrative expenses were $1,059,374 and $857,291 for the nine months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses is primarily due to the increase in loss on asset write-offs partially offset by a reduction in taxes and licenses from an over accrual in the prior year.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Insurance	$148,352	$128,993	$19,359	15%
Taxes and licenses	140,814	196,544	(55,730)	-28%
Travel	39,684	68,278	(28,594)	-42%
Commissions	155,612	161,466	(5,854)	-4%
Other	574,912	302,010	272,902	90%
Total G&A expenses	$1,059,374	$857,291	$202,083

Loss from Operations: As a result of the foregoing, losses from operations were $1,317,249 and $1,277,347 for the nine months ended September 30, 2015 and 2014, respectively.

Other expenses: Interest expense was $525,699 and $395,682 for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense was primarily due to the increase in certain interest rates. Other expense was $384,680 for the nine months ended September 30, 2015 which amount is the settlement of a claim with a previous provider.

Net Loss: As a result of the foregoing, net loss was $2,227,628 and $1,673,029 for the nine months ended September 30, 2015 and 2014, respectively.

Net loss Per Common Share: Net loss per common share was $0.01 and $0.02 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are cash and cash equivalent balances, cash flow from operations, and access to financial markets. Current cash resources, together with anticipated cash flows from operating activities, may not be sufficient to fund our operations, pay the mortgage payable that matures November 29, 2015 or pay our convertible promissory notes that mature in the fourth quarter of 2015.

As of September 30, 2015, our cash and cash equivalents were $98,363 compared to $372,284 at December 31, 2014. As of September 30, 2015 we had negative working capital of $13,581,333 compared to $9,233,886 at December 31, 2014. The increase is due primarily to the current status of virtually all debt and the increase in accrued expenses.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $22,498 compared to net cash used in operations of $1,222,883 for the same period of 2014. The improvement in cash from operating activities was due primarily to cash provided by a decrease in inventories and an increase in both accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2015 was $197,399 compared to net cash used in investing activities of $357,456 for the same period of 2014. The improvement in cash used in investing activities was due primarily to less development costs in 2015.

Net cash used in financing activities for the nine months ended September 30, 2015 was $99,020 compared to net cash provided by financing activities of $1,651,105 for the same period of 2014. The reduction in cash provided by financing activities was due primarily to net proceeds of $1,545,377 received in 2014 compared to $25,000 of funding in the same period in 2015.

Certain Risks and Concentration

Our primary manufacturer accounted for approximately 13% and 23% of our cost of goods sold for the nine months ended September 30, 2015 and 2014, respectively. Our primary telecom service provider for the nine months ended September 30, 2015 accounted for approximately 21% of cost of goods sold. Our primary telecom service provider for the nine months ended September 30, 2014, which was a related party owned by the previous President of the Company, accounted for approximately 34% of cost of goods sold.

One of our customers presently operates under a consignment agreement. Under the agreement we sell and ship merchandise to our customer, and collect payments upon the sale of our product to the ultimate (final) consumer.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at September 30, 2015:

Due to our limited resources, we have insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in our financial transactions. We do not have a formal audit committee and the Board of Directors does not have a financial expert, thus we lack the Board oversight role within the financial reporting process.

Our small accounting department prohibits the segregation of duties necessary to ensure certain controls are effective.

Our Chief Executive Officer and Chief Financial Officer are in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed will be recorded, processed, summarized and reported accurately.  Our management acknowledges the existence of this problem, and intends to develop procedures to address them to the extent possible given limitations of financial resources.   While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Controls.

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (f) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 18, 2015, counsel for the parties presented oral arguments on MagicJack’s motion seeking attorney fees in the amount of approximately $2.0 million. The judge neither ruled from the bench nor indicated how he would rule on the motion for fees, instead taking the matter under advisement. As of November 11, 2015, the judge had not ruled on MagicJack’s motion for attorney fees. The likelihood of an unfavorable ruling is considered to be remote thus the amount is not accrued.

On September 14, 2012, a supplier to the Company, Arrow Electronics, Inc. (“Arrow”), filed a complaint in the United States District Court for the Southern District of Florida, Case No.: 1:12-cv-23366-FAM, alleging breach of contract by the Company and seeking damages of not less than $473,319 due to such alleged breach.  The Company and Arrow Electronics, Inc. entered into a settlement agreement providing for the payment of past due amounts. A final order was entered into on December 12, 2012 dismissing the litigation. As of September 30, 2015, the Company owes Arrow approximately $28,130 which is recorded in accounts payable. The Company will continue making installment payments until the obligation is paid in full.

On March 20, 2014 a claim was filed by Billsoft, Case No. 14CV01827. The claim states the Company is indebted to Billsoft in the amount of $16,776 pursuant the terms of said Contract including $1,192 for attorney and court fees incurred by Billsoft for a total of $17,968. The Company has reached a settlement agreement on April 24, 2014, to make monthly payments of $1,000 until the debt is satisfied. The balance due at September 30, 2015 is $1,969 which is recorded in accounts payable.

On July 30, 2014, Active Media Services, Inc. filed a complaint against the Company in the United States District Court for the Southern District of New York. The Complaint seeks $374,803 in damages based on the theory of breach of contract. On September 9, 2014 the Company answered the complaint and the parties were engaged in discovery. The claim was settled on June 4, 2015 for 16,000 devices with 3 months service or approximately $385,000. All devices, as required by the stipulation agreement, have been shipped by the Company and received by the plaintiff.

On July 30, 2014, the Company was served with a complaint from QVC, Inc. that was filed in the United States District Court, for the Eastern District of Pennsylvania, Case No.: 2:14-cv-04406-LS, alleging breach of contract by the Company and seeking damages of no less than $95,798. As of the filing date of this Report, the parties have settle the case for $99,870 and the first installment has been paid according to the settlement agreement. At September 30, 2015, the balance remaining of $48,977 is recorded in accounts payable.

On February 27, 2015, the Company was served with a complaint from Northern Communication Services, Inc. that was filed in the Circuit Court of the 11th Judicial Circuit In and For Miami-Dade County, Florida, Case No.: 14029771CA01 Civil Division, alleging breach of contract by the Company and seeking damages of no less than $43,110. As of the date of this filing, the parties have settled the case for $43,110 and the first installment has been paid according to the settlement agreement. At September 30, 2015, the balance remaining of $33,110 is recorded in accounts payable.

On March 25, 2015, the Company received a collection letter from Canadian Credit Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $29,687. As of the date of this filing, the Company is evaluating whether a loss is probable or if there is a reasonable possibility that a loss may had been incurred. As of September 30, 2015, the amount claimed, $29,687, has been accrued by the Company and is recorded in accounts payable.

On April 3, 2015, the Company received a collection letter from Receivables Control Corporation threatening litigation for breach of contract by the Company and seeking damages of no less than $247,500. The parties have settle the case for $10,000 and the obligation has been paid in full as of September 30, 2015.

On November 5, 2014, Telestrata, LLC (“Plaintiff”) filed an action against the Company in the United States District Court for the Southern District of Florida titled: Telestrata, LLC v. NetTAlk.com., Inc. et al., 1:14-cv-24137. The Complaint alleges direct and derivative claims on behalf of the Company’s shareholders for money damages and for an injunction.

The Complaint asserts direct claims against the Company and its management for: (1) a declaratory judgment against the Company and management Defendants stating that the amount of shares owned by current management is inaccurate; (2) accounting against the Company; (3) breach of the SPA against the Company; (4) imposition of an equitable lien against the Company; (5) fraud against the Company and certain management Defendants; and (6) conspiracy against the Company and all Management Defendants. The Complaint also asserts derivative claims for breach of fiduciary duty, a preliminary and permanent injunction and a declaratory judgment.

The action filed by the Company against Telestrata on or about December 24, 2014, seeking to quiet title on its property and for slander of title has been consolidated with the Telestrata Derivative Litigation.

The Company filed its answer to the Complaint on May 26, 2015, denying the material allegations of the Complaint and asserting counterclaims against Plaintiff Telestrata, as well as Samer Bishay, Maged Bishara and Nadir Aljasrawi, inter alia, to remove a cloud on title to real property owned by the Company and for breach of fiduciary duty corporate waste and intentional interference with contracts.

On July 7, 2015, Telestrata moved for an ex parte Temporary Restraining Order (“TRO”), which the District Court granted on July 8, 2015. On August 19, 2015, the District Court issued an order which granted Telestrata’s motion to convert the TRO into a preliminary injunction and enjoined the Company from, inter alia (1) exercising any rights related to various issued and outstanding shares of common stock in NetTalk; (2) authorizing or issuing any new shares of the Company’s stock or any rights to purchase the Company’s stock; (3) amending the Company’s Articles of Incorporation absent written consent of a majority of shareholders; and (4) taking any further action related to issuance, authorization, sale, or purchase of any further shares of stock in the Company, absent further order of the District Court.

On August 26, 2015, the Company timely filed its Notice of Appeal of the Preliminary Injunction in the Eleventh Circuit Court of Appeals. The Company has submitted an appellate brief and participated in a telephone mediation conference on November 9, 2015.

The District Court denied the Company’s motion to dismiss Telestrata’s derivative claims and, on July 13, 2015, the Company moved to certify the District Court’s order for interlocutory appeal. The Company’s Motion to Certify for Interlocutory Appeal is still pending before the District Court.

This action is currently in the discovery phase in the District Court. The Company intends to vigorously defend the claims asserted against it in the Complaint and on Appeal and further intends to vigorously prosecute its counterclaims.

On or about September 2, 2014, KBM Worldwide Inc. brought an action against the Company in the United States District Court for the Eastern District of New York titled KBM Worldwide, Inc. v. NetTalk.com, Inc. et al., 1:15-cv-5115. The Complaint alleges cases of action against the Company for: (1) default under the convertible promissory note dated December 15, 2014 in the amount of $53,500 (the “KBM Note”); (2) fraud in the inducement in entering into the KBM Note; (3) breach of contract seeking lost profits and litigation expenses; (4) various securities fraud violations; (5) injunctive and equitable relief directing the Company to obtain an increase in its authorized shares; (6) a declaratory judgment stating that the KBM Note is valid and enforceable; (7) fraud against certain management Defendants; (8) money had and received under the KBM Note; and (10) default under a convertible promissory note issued to KBM in the amount of $43,000 on November 11, 2014. The Company must answer or move with respect to this Complaint on or before November 16, 2015.

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

Item 1A. Risk Factors

For the quarter ended September 30, 2015, there are no material changes to the risk factors set forth in “Item 1A, Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2015, except as follows.

As a result of the preliminary injunction obtained against by the Company by Telestrata, the Company is unable to issue additional shares of stock.

On August 19, 2015, the United States District Court for the Southern District of Florida issued an order granting a preliminary injunction (see “Legal Proceedings”) which prohibits the Company from, among other things, authorizing or issuing any new shares of the Company’s stock or any rights to purchase the Company’s stock. As a result, though the Company has only 62,826 authorized but unissued shares of common stock, the Company cannot increase its authorized shares of common stock or otherwise issue additional stock. As a result, the Company is unable to raise additional capital or allow its convertible debt holders to convert their convertible promissory notes into shares of the Company’s common stock, or pay certain vendors willing to accept shares of stock as payment for obligations due.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 7,300,000 shares of common stock to a debt holder as a result of their conversion of $5,256 of convertible debt.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults upon Senior Securities

On or about September 2, 2015, KBM Worldwide Inc. declared default under the convertible promissory note dated December 15, 2014 in the amount of $53,500. The default occurred because the Company failed to maintain sufficient shares of common stock reserved for issuance upon conversion of the note and failed to timely issue shares of common stock upon receipt of a conversion notice under the note. The Company failed to maintain sufficient shares of common stock reserved for issuance upon conversion due to a court order. See “Legal Proceedings”.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item  5.  Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2015.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 16, 2015.
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2015.
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 16, 2015.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Scheme Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NetTalk.com, Inc.
Date: November 18, 2015	By /s/ Anastasios Kyriakides
Anastasios Kyriakides
Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2015	By /s/ Steve Healy
Steve Healy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

